Form 10KSB
period 2000-12-31
AUTOFUND SERVICING INC
filed 2001-03-12
CIK 1125856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                 For the fiscal year ended December 31, 2000
                                           -----------------

                            AUTOFUND SERVICING, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

          NEVADA                                                88-0465858
         ---------                                              ----------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

         3201 Cherry Ridge Dr., Suite 314, San Antonio, TX         78230
         -------------------------------------------------        --------
              (Address of principal executive offices)           (Zip Code)

Issuer's telephone number (210) 979-0840
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class         Name of each exchange on which registered
                  None                      NONE
                  ----                      ----

Securities registered under Section 12(g) of the Exchange Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 2,374,582.
                                                          -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

NONE

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes     ; No (X)
                                                               ----    ----

                               TABLE OF CONTENTS




PART I........................................................................5

ITEM 1.     DESCRIPTION OF BUSINESS...........................................5

ITEM 2.     DESCRIPTION OF PROPERTY...........................................7

ITEM 3.     LEGAL PROCEEDINGS.................................................7

ITEM 4.     SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS................7

PART II.......................................................................7

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER...........7

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

            AND PLAN OF OPERATIONS............................................8

ITEM 7.     FINANCIAL STATEMENTS.............................................10

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

            AND FINANCIAL DISCLOSURE.........................................10

PART III.....................................................................10

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,

            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................10

ITEM 10.    EXECUTIVE COMPENSATION...........................................12

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

            MANAGEMENT.......................................................12

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................13

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................13

Independent Auditors' Report.................................................14

Balance Sheet................................................................15

Statement of Income and Retained Earnings....................................16

Statement of Changes in Stockholders' Equity.................................18

Statement of Cash Flows......................................................19

Notes to Financial Statements................................................20

Exhibit 3.1..................................................................24

Exhibit 3.2..................................................................29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         AutoFund Servicing, Inc. is engaged in providing third party collection and recovery services to investors, auto loan companies, banks, buy-here-pay-here companies and auto finance related companies who have bad debt accounts. A "bad debt account," often referred to "deficiency" or "charged-off" debts, are debts which likely are not collectible by normal methods. These auto loan accounts have, for the most part, been written off or charged off by the company who provided the vehicle loan to the customer, and the debt is still owed by a customer whose vehicle may or may not have been repossessed. Because the autos which secured the loans have usually been repossessed, the bulk of the accounts are no longer secured by the auto as collateral, and normal recovery efforts are not effective.

UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO AUTOFUND SERVICING, INC. AS "AFSI" OR THE "COMPANY".

         AFSI's revenues consist of aggressively seeking accounts from these companies to process for recovery. Large numbers of these accounts are purchased from companies that wish to liquidate certain delinquent accounts from their portfolio. AFSI then attempts to collect the moneys owed on these accounts. Data storage services are also provided for clients on a long-term agreement basis and reports are generated from this data for clients. AFSI also purchases portfolios from companies that wish to liquidate certain delinquent accounts from their portfolio.

         The Company began servicing its first portfolio for Reliance Acceptance Corporation in January 1999. AFSI generated 100% of 1999 revenue from an agreement with Reliance Acceptance Corporation and Bank of America that initially called for AFSI to recover delinquent debt from 16,000 borrowers under an agreement that provided the Company with 29% of all the money collected, by AFSI, plus expenses. The Company renegotiated this agreement in February 2000 to provide that they receive 29% of the money collected on secured accounts (those with collateral such as an auto still in the possession of the borrower) and 45% on accounts with no collateral.

         Prior to this portfolio, the Company had no revenue and its activities were to conduct due diligence on this and other potential portfolios. The Company is presently servicing the original portfolio, a Bank of Hawaii credit card charged-off portfolio and another charged-off auto deficiency portfolio for All American Acceptance Corporation.

         The Bank of Hawaii portfolio was a purchase of a small credit card portfolio. It is only 5% the size of the Reliance Acceptance Corporation and All American Acceptance Corporation portfolios. Collection efforts were initiated on this portfolio in February 2000 and gross revenues generated through December 31, 2000 were $181,013.

         The purchase of Bank of Hawaii was a joint venture with a private investor. The loan to purchase, of $139,135 plus interest, was paid in full in November 2000. All future collections will be directed to the Company with a 50/50 split with the investor after all Company expenses have been satisfied.

         In June 2000 the Company negotiated an agreement with All American Acceptance Corporation ("All American") to collect debt from a portfolio of approximately 15,500 accounts representing $86,000,000 in remaining unpaid balances, provided the Company purchases these accounts. Under the agreement, AFSI will retain 50% of the collected amount on all recoveries. This agreement gives AFSI the option to purchase, at any time, All-American's portfolio of loans for the sum of $1,395,000 or $0.01622 on the dollar.

HISTORY

         The Company was incorporated in the State of Nevada on March 7, 1997 under the name "Sphinx Industries, Inc." On July 7, 2000, the Company changed their name to AutoFund Servicing, Inc.

         James D. Haggard formed AutoFund, Inc. ("AFI") a Texas corporation, in August 1997. AFI recognized an opportunity to bid for the purchase of a group of loans being sold at auction by the Delaware Bankruptcy Trustee on behalf of the creditors of Reliance Acceptance Corporation. While the bid for this portfolio of loans was ultimately unsuccessful the company was able to forge a business relationship and recovery agreement with the post-bankruptcy surviving management of Reliance Acceptance Corporation. The agreement allowed AFI to perform collection, recovery and loan servicing duties for Reliance Acceptance Corporation under a portfolio servicing agreement, that is, an agreement to attempt collection on or otherwise manage a group of loans. During the time that AFI performed its duties, it grew to a work force of 40 employees who managed the recovery efforts on approximately 16,000 individual accounts. The employees of the company are not represented by a union or organized under a collective bargaining agreement.

         In September 1998 Mr. Haggard formed AutoFund Servicing, Inc., a Texas corporation ("AutoFund Texas"), for the specific purpose of expanding the core business of AFI and to explore acquisition opportunities resident in the marketplace. The Company (AutoFund, the Nevada Corporation formerly known as Sphinx Industries, Inc.) purchased AutoFund Texas on July 25, 2000. Mr. Haggard is currently the sole shareholder of AutoFund.

SEASONALITY

         The Company's business is not seasonal in nature.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         AFSI generated 100% of 1999 revenue from collection efforts for one client. While the Company has a long-term agreement with this client there is no guarantee that the client will remain loyal to the company. AFSI had 3 clients in 2000. The loss of any one of these clients could cause our revenues to decrease sharply.

REGULATION

         The Company manages loan portfolios that are geographically diverse and they are subject to numerous State and Federal laws in each jurisdiction including but not limited to: Federal Truth in Lending Act, Federal Equal Opportunity Act, Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act. Other requirements mandated by law are licensing, qualification and regulation that govern maximum finance charges, collection and recovery practices, selling and administration of ancillary elective and lender-imposed insurance products, investigation, skip tracing (finding borrowers) efforts and the location, recovery and disposal of collateral automobiles through repossession and auction procedures.

RESEARCH AND DEVELOPMENT

         The Company has incurred no expenses related to company sponsored research and development.

COMPETITION

         Tremendous changes have occurred during the past 12 months in the Bad Debt industry. Lenders are selling their charged off debt (estimated at 3 trillion dollars in the United States) more rapidly and for more money than at any time in history. The primary focus, currently, is credit card debt. AFSI, however, prefers auto loan charge offs because of their experience. General Electric, Capital One and Integrated Services are three of the largest debt buyers and their focus is on credit card portfolios, not auto portfolios.

         With AFSI's experience and performance on existing portfolios they will have continuing opportunities for new business. The Company will remain flexible in their approach to new business (purchase, joint venture or servicing), allowing their prospective clients to consider options that their competitors do not offer.

         Time is of the essence. The faster AFSI can complete their due diligence and negotiate an offer, the better chance the Company will have at purchasing the portfolio at a very attractive price. AFSI will enhance its opportunity to acquire portfolios in a timely and efficient manner. Most portfolios today are placed under a bidding constraint and due diligence is limited until an intermediate price can be established. Upon due diligence it may be determined that a portfolio pricing needs to be renegotiated or restructured to limit or share in the liability.

PERSONNEL

         As of the date of this report AFSI has ten officers/directors and ten collectors employed.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's only office is located in San Antonio, Texas at 3201 Cherry Ridge Drive, Suite 314, San Antonio, Texas 78230. The Company has a lease agreement in place covering office facilities beginning in September, 2000. The current year renewal substantially doubles rent expense but also doubles floor space. This agreement expires September 30, 2005. However, the agreement contains two renewal options every three years, each with a term of three years. The following is a schedule of future rent commitments for the next five years:

                  Year Ended December 31,
                         2001                                 $  240,597
                         2002                                 $  240,597
                         2003                                 $  240,597
                         2004                                 $  240,597
                         2005                                 $  180,448
                                                              ----------
                                                              $1,142,836


ITEM 3.  LEGAL PROCEEDINGS

         AFSI is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Common Stock

         The Company's authorized capital common stock consists of 50,000,000 shares of common stock, $.001 par value per share. As of the date of this report, there are 20,000,000 shares of common stock issued and outstanding, which are held of record by approximately 317 holders.

Cash Dividends

         As of the date of this prospectus, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Preferred Stock

         AFSI's authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share. As of the date of this report, there are no shares of preferred stock outstanding. The Company's preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the board of directors, shall be paid out of funds at the time legally available for such purpose. The preferred stock will bear simple interest at an annual rate of 10% and the interest will be paid in common stock with an arbitrary value of $2.00 per share. For example, if you purchase 1000 shares of preferred stock at $1.64 a share for a total value of $1640.00, at the end of one year, you will receive $164.00 worth of common stock with an arbitrary value of $2.00 per share (82 shares of common stock).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning underlying assumptions and other statements which are other thaN statements of historical facts. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

         The Company had no revenues during the period from September 28, 1998 (inception) to January 27, 1999 (beginning date of servicing agreement with Reliance Acceptance Corporation). Accordingly, comparisons to periods prior to January 27, 1999 are not meaningful.

         Total Revenues for 1999, ending December 31, 1999, were $968,173, compared to the year of 2000, ending December 31, 2000, were $2,391,772.

         Cost and Expenses--For the year ended December 31, 1999, the Company had a net income of $57,667. For the year ended December 31, 2000, the Company had a net income of $189,107. The income percentage increase for the year ending December 31, 2000 could be attributed to the increase of the servicing fee with Reliance Acceptance Corporation.

OPERATING RESULTS OF "RAC", "AAAC", and "BOH"

         Under the servicing agreement with Reliance Acceptance Corporation AFSI generated $3,323,814 in gross collections from the time of inception, January 27, 1999 through fiscal year end, December 31, 1999. In comparison, fiscal year 2000 (January 1, 2000 through December 31, 2000) resulted in gross collections of $4,802,772, which represented an increase of $1,478,958 or 44%.

         Of the gross collections, AFSI earned revenue of $912,077 (based on the servicing agreement with Reliance Acceptance Corporation) for fiscal 1999. For fiscal year 2000 AFSI earned revenue of $1,658,987 off of gross collections, which represented an increase of $746,910 or 82%. This increase was a direct result of improved performance by the collection staff and the ability of AFSI to renegotiate the servicing fee with Reliance Acceptance Corporation based on this improved performance.

         Management believes that each charged-off portfolio will peak at a certain time and that regardless of the quality of the efforts the gross collections will experience a downward trend. The ability to increase revenues, as demonstrated by AFSI over the past 24 months, leads management to believe that additional incoming portfolios will experience the same positive trends until reaching its potential and starting its downward cycle.

         The inception of the All American Acceptance Corporation portfolio was June 1, 2000. The owners of this portfolio, All American Acceptance Corporation, entered into a servicing contract with AFSI as of this date. During the first seven months (June 2000 through December 2000) the portfolio has generated $805,642 in gross collections of which AFSI has received gross revenues of $402,821.

         With this portfolio being so new management believes it will follow the progress of the previously discussed "RAC" portfolio, which it nearly mirrors, and exceed the annualized projection based on the first seven months gross collections. Likewise, gross revenues should follow accordingly.

         The "BOH" (Bank of Hawaii) portfolio was a purchase of a small credit card portfolio. It is only 5% the size of the "RAC" and "AAAC" portfolios previously discussed. Collection efforts were initiated on this portfolio in February 2000 and gross revenues generated through December 31, 2000 were $181,013.

         The purchase of Bank of Hawaii was a joint venture with a private investor. The loan to purchase, of $139,135 plus interest, was paid in full in November 2000. All future collections will be directed to the Company with a 50/50 split with the investor after all Company expenses have been satisfied.

         Management believes that the portfolio will continue to generate gross collections of approximately $120,000 at an expense of approximately $42,000 for fiscal year 2001. With an exit strategy to sell the remainder of the "BOH" portfolio at an estimated $.03 on the dollar generating an additional $60,000 in revenues in December 2001 the portfolio will conclude as break even.

         Future revenue and profits will depend on various factors, including financing the purchase of additional portfolios as well as purchasing portfolios already in house. The future expansion of the Company's operation will also be dictated by the ability to raise capital for additional portfolio purchases as the Company experiences a ninety-day delay in revenue production on any new acquisition. Additional personnel and equipment are also necessary but will not be a hindrance to successful expansion.

OVERVIEW

         On July 25, 2000 the sole shareholder of AutoFund Servicing, Inc., a Texas Corporation, (formed September 1998) entered into an agreement with AutoFund Servicing, Inc., a Nevada corporation F/K/A Sphinx Industries, Inc., (formed March 1997) to exchange 100% of the issued and outstanding shares of AutoFund Servicing, Inc., the Texas Corporation, for 18 million shares (90% of the outstanding shares) of the Nevada corporation. On October 13, 2000 the emerging company AutoFund Servicing, Inc., a Nevada corporation filed its registration statement 8-A12B with the Securities and Exchange Commission to become a full reporting public company.

PLAN OF OPERATION

         The Company is in the business of servicing charged-off auto deficiency portfolios. Charged-off deficiencies are accounts that the consumer has a remaining balance on and has not made a payment for at least 90 - 120 days. The originator then determines the loan is not collectable and takes the remaining balance as a loss. The Company began servicing its first portfolio, for Reliance Acceptance Corporation in January 1999. Prior to this portfolio, the Company had no revenue and its activities were to conduct due diligence on this and other potential portfolios. The Company is presently servicing the original portfolio, a Bank of Hawaii credit card charged-off portfolio and another charged-off auto deficiency portfolio for All American Acceptance Corporation.

         Future revenue and profits will depend on various factors, including financing the purchase of additional portfolios as well as purchasing portfolios already in house. The future expansion of the Company's operation will also be dictated by the ability to raise capital for additional portfolio purchases as the Company experiences a ninety-day delay in revenue production on any new acquisition. Additional personnel and equipment are also necessary but will not be a hindrance to successful expansion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through shareholder (James
D. Haggard) investment of $59,138 at 0% interest. This loan has a remaining balance of $5,000 as of December 31, 2000.

         It is managements belief that future purchases and expansion will be financed through cash flow from operations and other forms of financing. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following report and financial statements of the Corporation are contained on the pages indicated.

         Independent Auditors' Report                                  Page 14
         Balance Sheet                                                 Page 15
         Statement of Income and Retained Earnings                     Page 16
         Statements of Changes in Stockholders' Equity                 Page 18
         Statement of Cash Flows                                       Page 19
         Notes to Financial Statements                                 Page 20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not changed accountants and no disagreements on accounting or financial disclosure practices occurred during the fiscal year ended December 31,2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages, and positions of the Company's present officers and directors are set forth below:

Name                  Age      Position(s)

James Haggard         51       President/Chief Executive Officer/Secretary and
                                Director
John Polgar           50       Executive Vice President/Chief Operating Officer
Edward Aleman         29       Vice President/Operations Director
Kathie Bewley         47       Human Resources Director
Daniel Masterson      42       Vice President/Marketing Director
Rick Allen            47       Collections Director
Wendill Blair         60       Corporate Assets Director
James Tankersley      53       Information Systems Manager
Robert Bernholtz      55       Collection Manager
Sharon Canfield       61       Collection Manager

         The persons named above are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

Management Biographies

         James Haggard has been involved in the automobile finance related industry for over 20 years. Prior to founding AutoFund Mr. Haggard was employed as Senior Vice President by Reliance Acceptance Corporation, a San Antonio Texas auto finance company that made indirect auto loans to borrowers, through auto dealers throughout the United States. Mr. Haggard was responsible for the development and profitability of 8 branch offices and over 100 employees. Prior to joining Reliance Acceptance Corporation in 1993 he was employed as a Business Development Manager with Mercury Finance Corporation. Mr. Haggard has been involved in all phases of finance company operations from marketing through collections, training, legal, compliance, recovery and management reporting.

         John Polgar came to AutoFund in January 1999. His position with AutoFund includes developing strategy, the development of performance review parameters, due diligence and management oversight of all operations. Mr. Polgar formerly held the position of Director of Operations at Reliance Acceptance Corporation where since mid 1994 he was responsible for the operational concerns of 56 regional loan offices and 7 regional collection centers. Reporting directly to the office of the president and the board of directors, Mr. Polgar made recommendations regarding strategy, goal setting, compliance, performance and personnel issues. Prior to joining Reliance Acceptance Corporation, Mr. Polgar held positions of management for over 10 years at consumer finance companies.

         Edward Aleman also joined AutoFund in January 1999. Mr. Aleman is currently responsible for day to day operations of the company as well as the oversight of the various department heads involved in the daily collection, recovery and customer interface functions of the company. He is also involved in the sourcing, hiring, training and review of employees directly under his direction. Prior to joining AutoFund Mr. Aleman was a branch manager responsible for all phases of business and reporting at Reliance Acceptance Corporation. He held this position since 1995 and was involved in sales and customer service prior to his employment at Reliance Acceptance Corporation.

         Daniel Masterson was hired in January 2000. As the director of marketing he is responsible for establishing contact with potential clients and to investigate physical file attributes of portfolios offered to the company for collections. His duties also include the performance of due diligence and ensure licensing compliance in each state that the company transacts business. Mr.
Masterson also assists the information technology and information systems department to facilitate uninterrupted system service. Prior to joining the company Mr. Masterson was, for 2 years, the director of finance for a large import automobile dealership in San Antonio. Mr. Masterson was employed, for 3 years, as marketing director and regional operations manager for Reliance Acceptance Corporation. Immediately prior to this Mr. Masterson was employed in a management capacity in the retail automobile dealership environment for 15 years.

         Kathie Bewley is the director of human resources who joined the company in July 1999. Her duties include the administration of company employment policies, health, medical, dental and other insurance programs, maintenance of physical employment files performance reviews and employee handbook creation and distribution. Ms. Bewley also performs accounts payable functions and is responsible for timesheet review. Prior to joining AutoFund Ms. Bewley was a student at the University of Texas at San Antonio where she was on the Dean's List with a GPA of 3.9.

         Richard Allen joined AutoFund 7/31/00 in his current role as director of deficiency collections and is responsible for a group of employees whose sole purpose is to effectively negotiate settlement agreements with borrowers within their workbook. Prior to joining AutoFund Mr. Allen spent 6 years with a collection company in San Antonio as a collection manager. His negotiation and interpersonal skills qualify him to manage the core functions of his department. Mr. Allen has a total of 25 years experience in finance company, collection company and bank collection.

         Windell Blair brings nearly 30 years of automobile finance related experience to AutoFund. Prior to joining AutoFund in 3/1/99 Mr. Blair was the sole proprietor of a lender services company in San Antonio. His focus on developing profitable programs for lenders to assist in strategy and planning for delinquency resolution is a welcome addition to the management team. With his knowledge and personal experience Mr. Blair is a natural mentor to employees and an asset to the organization.

         James Tankersley joined the company in February 2000 as the company information systems manager. His primary responsibility is insuring that the servicing platform is up and running at all times so that the collection personnel are not experiencing any downtime. He also initiates and follows up on changes in the company telecommunication systems and runs back up for daily and month-end business activity. Previously, Jim had held the same position with Reliance Acceptance Corporation for 5 years.

         Robert Bernholtz joined the company in February 2000 as a collection manager in the deficiency balance collection department. He is directly responsible for the daily work activity of 7 to 10 collectors. This includes involvement in sourcing, hiring, and training and evaluating individual/group results. Robert brings 20 years of related experience having served collection manager positions with Reliance Acceptance Corporation and ITT Financial Services.

         Sharon Canfield joined the company on 1/14/99 as an hourly employee assigned to the deficiency balance collection department based on her hard work, dedication and positive monthly results. She was promoted to her current position as collection manager on 6/1/00. Prior to joining AutoFund Servicing, Inc, she was employed as a collector for 2 1/2 years. She is currently responsible for the training and results of 7 to 10 collectors under her direct supervision.

ITEM 10. EXECUTIVE COMPENSATION

         James Haggard, the Company's president and Chief Executive Officer, received compensation as salary of $200,000 cash in 2000, and the Company expects to pay him the same salary in 2001. In 2000, he also received $2,544 in insurance benefits and received an automobile allowance of $12,000. The Company expects to pay him the same amounts in insurance benefits and automobile allowance in 2001.

         John Polgar, our Executive Vice President and Chief Operating Officer, received compensation as salary of $200,000 cash in 2000, and we expect to pay him the same salary in 2001. In 2000, he also received $2,544 in insurance benefits and received an automobile allowance of $12,000. We expect to pay him the same amounts in insurance benefits and automobile allowance in 2001.

         No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2000, nor does the Company expect to pay any officer, director, or employee in excess of $100,000 in salary and benefits in 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of AFSI's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of the Company's total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in the offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name                         Number of         Number of          Percentage of
Address                      Shares Before     Shares             Ownership
Beneficial Owner [1]         Offering          After Offering     After Offering

James Haggard                18,000,000        18,000,000         90%
115 Canter Gait
Shavano Park, Texas 78231

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Mr. Haggard has advanced $5,000 to the company. This balance is carried in accounts payable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          3.1     Articles of Incorporation of Sphinx Industries, Inc.
          3.2     By-Laws of Sphinx Industries, Inc.

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                            AutoFund Servicing, Inc.
                            ------------------------
                                  (Registrant)

                            By: /s/ James D. Haggard
                              --------------------
                                James D. Haggard
                                  (President)*

                               Date March 8, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By: /s/ James D. Haggard
                              --------------------
                                James D. Haggard
                           (Chief Executive Officer)*

                               Date March 8, 2001

                            By: /s/ James D. Haggard
                              --------------------
                                James D. Haggard
                                   (Director)*

                               Date March 8, 2001

Independent Auditors' Report


To the Board of Directors
AutoFund Servicing, Inc.
3201 Cherry Ridge, Suite 314
San Antonio, Texas 78230

We have audited the accompanying balance sheet of AutoFund Servicing, Inc. as of December 31, 2000 and the related statement of income and retained earnings, statement of changes in stockholder's equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoFund Servicing, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



January 26, 2001



/S/  WESLEY F. CROWLEY
----------------------
     WESLEY F. CROWLEY
     CERTIFIED PUBLIC ACCOUNTANT
     11202 DISCO DRIVE, SUITE 118
     SAN ANTONIO, TEXAS




                            AUTOFUND SERVICING, INC.

                                  BALANCE SHEET
                               December 31, 2000


                                     Assets


Current Assets
         Cash                                                    $    47,797
         Accounts receivable                                          60,386
         Inventory                                                   103,963
                                                                  ----------

                  Total Current Assets                                             $   212,146

Property and Equipment
         Building improvements                                        38,071
         Furniture and fixtures                                      178,387
         Equipment                                                   102,918
         Software                                                     23,722
         Less:  Accumulated depreciation                             (86,177)
                                                                  ----------

                  Net Property and Equipment                                           256,921
                                                                                    ----------

                           Total Assets                                            $   469,067
                                                                                    ==========


                      Liabilities and Stockholders' Equity


Current Liabilities
         Accounts payable                                         $   92,150
         Accrued liabilities                                          41,103
     Income taxes payable                                             75,896
                                                                   ---------

                  Total Current Liabilities                                        $   209,149

Deferred Credit
         Deferred Federal income taxes                                10,846
                                                                   ---------

                  Total Deferred Credit                                                 10,846

Stockholders' Equity
         Common stock                                                 20,000
         Retained earnings                                           229,072
                                                                   ---------

                  Total Stockholders' Equity                                           249,072
                                                                                    ----------

                              Total Liabilities and
                              Stockholders' Equity                                 $   469,067
                                                                                    ==========

The accompanying notes are an integral part of the financial statements.



                            AUTOFUND SERVICING, INC.

                    Statement of Income and Retained Earnings
                          Year Ended December 31, 2000



Income
     Servicing income                                                             $ 2,374,582

Direct Costs
         Salaries & wages                                     $ 1,145,067
         Temporary staff                                          132,970
         Payroll taxes                                             28,764
         Telephone                                                 96,583           1,403,384
                                                               ----------          ----------

                  Gross Profit                                                        971,198

Operating Expenses
         Officer & office salaries                                192,058
         Rent                                                     134,070
         Insurance                                                 70,178
         Professional fees                                         73,120
         Depreciation                                              56,877
         Computer expenses                                         21,264
         Office                                                    31,668
         Repairs                                                    3,658
         Travel                                                    16,625
         State franchise taxes                                      3,471
         Payroll taxes                                             10,577
         Equipment lease                                            5,837
         Dues & subscriptions                                       3,206
         Contract labor                                            11,484
         Fees & permits                                            21,558
         Employee training                                            744
     Conferences                                                    3,731
         Advertising                                                3,312
         Auto expense                                               2,533
         Licenses and taxes                                        15,834
         Employee benefits                                         16,799
         Entertainment                                              7,231             705,835
                                                                    -----          ----------

                           Operating Income                                           265,363

Income Tax Expense
         Current tax expense                                       75,896
         Deferred tax expense                                      10,846              86,742
                                                                ---------          ----------

                           Net Income                                                 178,621

Retained Earnings - December 31, 1999                              60,451

Less:  Prior period adjustment for reverse
         stock transaction                                        (10,000)             50,451
                                                               ----------          ----------

Retained Earnings - December 31, 2000                                             $   229,072
                                                                                   ==========

Earnings per share:
   Basic                                                                          $     .0089
                                                                                   ==========


The accompanying notes are an integral part of the financial statements.

                            AUTOFUND SERVICING, INC.

                  Statement of Changes in Stockholders' Equity
                          Year Ended December 31, 2000


                                           Capital      Preferred      Retained
                                            Stock         Stock        Earnings
                                          ---------    -----------   -----------

Balance - December 31, 1999               $  18,000    $      -0-    $   60,451

Add:  Issuance of common stock                2,000           -0-           -0-

 Current period net income                     -0-            -0-       178,621

Less  Prior period adjustment
for reverse stock
      transaction                              -0-            -0-       (10,000)
                                          ---------     -----------   ---------


Balance - December 31, 2000              $   20,000    $      -0-    $  229,072
                                          =========     ===========   =========











The accompanying notes are an integral part of the financial statements.

                            AUTOFUND SERVICING, INC.

                             Statement of Cash Flows
                      For the Year Ended December 31, 2000


Cash Flows from Operating Activities:

         Net Income                                                 $   178,621
         Adjustments to reconcile net income to net
            cash provided (used)by operating activities
         Deferred income taxes                                           10,846
         Depreciation                                                    56,877
         Change in operating assets and liabilities:
            Accounts receivable                                         (58,140)
            Inventory                                                  (103,963)
            Accounts payable                                             (5,625)
            Payroll taxes payable                                       (14,535)
            Federal income taxes payable                                 59,545
            Accrued liabilities                                          41,103
                                                                     ----------

                  Net Cash Provided (Used) by
                           Operating Activities                         164,729

Cash Flows from Investing Activities:

         Equipment purchases                                           (137,474)
                                                                     ----------

                  Net Cash Provided (Used) by
                           Investing Activities                        (137,474)
                                                                     ----------

Net Increase in Cash                                                     27,255
                                                                     ----------

Cash - December 31, 1999                                                 20,542
                                                                     ----------

Cash - December 31, 2000                                            $    47,797
                                                                     ==========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                     $       -0-
                                                                     ==========

  Federal income taxes paid                                         $    16,351
                                                                     ==========


The accompanying notes are an integral part of the financial statements.

                            AUTOFUND SERVICING, INC.

                          Notes to Financial Statements
                                December 31, 2000

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

Nature of Business: The company services deficient loan portfolios for lenders nationwide. These loan portfolios are a combination of written off accounts, bankruptcy accounts and other accounts placed for collection. The company currently provides these services on a fee basis. The company periodically purchases these loan portfolios at a discount for its own servicing.


Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: The company derives its income from fees paid by its customers for successful collection efforts. The contractual arrangement pays the company a percentage of collections and reimburses it for collection expenses paid on behalf of its customers. Currently, the company is working under contracts on two separate portfolios. The first contract pays a 29% fee for collections and reimburses expenses for efforts on one loan portfolio. The second contract pays a 50% fee for collection and reimburses expenses on the second portfolio.

Accounts Receivable: The balance in accounts receivable is considered by management to be collectible in full. Uncollectible accounts are charged to operations when management deems them to be bad debts.

Inventory:  Loan portfolio purchases are recorded at cost.

Property and Equipment: Property and equipment is stated at cost. Depreciation is expensed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives are: building-30 to 40 years; equipment and tools-5 to 7 years; software-5 years; furniture and fixtures-5 to 7 years.

Federal Income Taxes: These statements have been prepared on the accrual, basis. For Federal income tax purposes, the Company reports income on the cash method. Deferred income taxes are provided for differences in timing in reporting certain income and expenses for financial statement and tax purposes.

NOTE B - FEDERAL INCOME TAX
---------------------------

The company complies with Statement of Financial Accounting Standards No. 109 (FAS 109) Accounting for Income Taxes. FAS 109 recognizes deferred taxes on the liability method using currently enacted tax rates scheduled to be in effect when the temporary differences reverse.

------------------

Depreciation expense for financial statements is $56,877. For Federal income tax purposes depreciation expense is $75,877.

For the period ended December 31, 2000, entertainment expenses in the amount of $3,636 was not deductible for Federal tax purposes. This is a permanent timing difference and does not require an adjustment for deferred income tax.

The balance sheet reflects a deferred tax liability of $10,846 resulting from timing differences occurring during the current year. There was no prior year deferral because there were no timing differences during that period.

NOTE C - ACCOUNTS RECEIVABLE
----------------------------

At balance sheet date, accounts receivable consisted of the following:

         Due from customers for collection services       $  59,836
         Due from employees                                     550
                                                           --------

                                                          $  60,386
                                                          =========

One customer accounts for 78% of current trade receivables and 88% of current year revenues.

NOTE D - INVENTORY
------------------

The company purchases defaulted loan portfolios from major lenders and utilizes its collection expertise to cash out these loans. Any proceeds from collections are recorded as income. Management amortizes portfolio costs to expense on a prorata basis of actual collections to expected collections.

NOTE E - CONCENTRATION OF CREDIT RISK
-------------------------------------

The company complies with statement of Financial Accounting Standards #105. This statement requires disclosure of information regarding financial instruments with off balance sheet risk and financial statements with concentration of credit risk. Autofund Servicing, Inc. trade territory covers substantially the entire United States. The corporation grants credit to customers whose businesses are located in that area. Currently, the company is servicing accounts for two major lenders. The current agreement with these lenders is open ended. Neither lender has informed company management of their intent to cancel the current agreement.

NOTE F - FAIR VALUE OF FINANCIAL STATEMENTS
-------------------------------------------

The following methods and assumptions were used to estimate the fair value of financial instruments:

         Cash - The carrying account reported in the balance sheet approximates its fair value. Accounts Receivable and Accounts Payable - The carrying account reported in the balance sheet approximates its fair value.

NOTE G - COMMITMENTS
--------------------

The Company has a lease agreement in place covering office facilities beginning in September, 2000. The current year renewal substantially doubles rent expense but also doubles floor space. This agreement expires September 30, 2005. However, the agreement contains two renewal options every three years, each with a term of three years. The following is a schedule of future rent commitments for the next five years:

                           Year Ended December 31,
                           2001                      $  240,597
                           2002                         240,597
                           2003                         240,597
                           2004                         240,597
                           2005                         180,448
                                                      ---------

                                                     $1,142,836
                                                     ==========

NOTE H - RISKS AND UNCERTAINTIES
--------------------------------

The company's future operating results may be affected by a number of factors. Currently, the company is servicing portfolios for two major banking customers under agreements which are modified from time to time. The most recent amendment increased the company's fee structure from 29% of collections to 50% of collections. The customers also reimburse the company for out of pocket expenses. Company management is continually seeking additional business either in the form of a fee based collection service or a circumstance whereby the company will purchase a portfolio at a substantially discount and will then own any proceeds collected on those accounts. At the balance sheet date, management was in negotiation with several potential customers to provide service or structure a direct purchase of accounts.

NOTE I - RELATED PARTY TRANSACTIONS
-----------------------------------

The sole shareholder has advanced $5,000 to the company. This balance is carried in accounts payable.

NOTE J - BUSINESS COMBINATION
-----------------------------

On July 25, 2000 the sole shareholder of the company entered into an agreement with Autofund Servicing, Inc., a Nevada corporation, to exchange 100% of the issued and outstanding shares of Autofund Servicing, Inc., a Texas Corporation, for 18 million shares (90% of the outstanding shares) of the Nevada corporation. Further, since Autofund Servicing, Inc. (AFSI Nevada) was a non-operating shell corporation with minimum assets, the issuance of 18 million common shares for Autofund Servicing, Inc. (AFSI Texas) is recorded as a capital transaction rather that a business combination. That is, the transaction is equivalent to AFSI Texas issuing the stock for the net assets of AFSI Nevada, accompanied by a recapitalization.

NOTE K - CAPITAL STRUCTURE
--------------------------

Pursuant to an agreement, discussed in Note J, the shareholder exchanged 10,000 shares of common stock for 18 million shares of stock in a transaction characterized as a capital transaction rather than a business combination. Accordingly, at the balance sheet date the capital structure was as follows:

                  Common shares - 50 million shares authorized, 20 million shares issued, $.001 par value

                  Preferred shares - 1 million shares authorized,
                           no shares issued, $.001 par value

NOTE L - SUBSEQUENT EVENTS
--------------------------

As part of the company's continuing efforts to expand business operations, management has entered into discussions with several investors and lending institutions to provide capital or lines of credit to purchase portfolios and cover operating expenses during the transition period from the time portfolios are acquired for servicing until such time as operations have sufficient cash flow. This cycle normally requires approximately 90 days to mature.

As of the date of this report, management has completed a negotiation with one of its customers to purchase a loan portfolio from them. The company will acquire a loan portfolio for $1,450,000, closing not later than February 15, 2001. The seller is financing the purchase price for 24 months and has offered a $200,000 discount if the debt is paid within 180 days of closing. The unpaid balance on the debt will carry an interest rate as follows:

                   Months                           Rate
                 -----------                     ----------

                    1-6                          Prime + 1%
                    7-12                         Prime + 2%
                   13-18                         Prime + 3%
                   19-24                         Prime + 4%