Form 10KSB/A
period 2000-12-30
AUTOFUND SERVICING INC
filed 2001-06-18
CIK 1125856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No. 1

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2000
                                            -----------------

                            AUTOFUND SERVICING, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                             88-0465858
           ---------                                            ----------
  (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

   3201 Cherry Ridge Dr., Suite 314, San Antonio, TX              78230
   -------------------------------------------------              -----
      (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (210) 979-0840
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                  --------------------------------------------
                                (Title of class)
                  --------------------------------------------
                                (Title of class)

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


State issuer's revenues for its most recent fiscal year.  $2,274,855.00
                                                          -------------


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

None.
-----

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20 million shares outstanding of common stock.



Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)
                                                                        ---



                                TABLE OF CONTENTS

PART I............................................................................................................4
   ITEM 1.  DESCRIPTION OF BUSINESS...............................................................................4
   ITEM 2.  DESCRIPTION OF PROPERTY...............................................................................5
   ITEM 3.  LEGAL PROCEEDINGS.....................................................................................6
   ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS....................................................6
PART II...........................................................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER...............................................6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS....................7
   LIQUIDITY AND CAPITAL RESOURCES................................................................................8
   ITEM 7.  FINANCIAL STATEMENTS..................................................................................9
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................9
PART III..........................................................................................................9
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................................9
   ITEM 10.  EXECUTIVE COMPENSATION TABLE........................................................................11
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................11
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................11
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................11
   INDEPENDENT AUDITORS' REPORT..................................................................................12
   CONSOLIDATED BALANCE SHEET....................................................................................13
   CONSOLIDATED STATEMENTS OF INCOME.............................................................................14
   CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................................................15
   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY..................................................................16
   NOTES TO FINANCIAL STATEMENTS.................................................................................17
   SIGNATURE PAGE................................................................................................20


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General


We were  incorporated  in the State of  Nevada  on March 7, 1997  under the name
"Sphinx Industries, Inc." On July 7, 2000, we changed our name to AutoFund Servicing, Inc. Our President and Chief Executive Officer is James D. Haggard. We are located at 3201 Cherry Ridge Drive, Suite 314, San Antonio, Texas 78230, phone number 210.979.0840. We are primarily a collection agency specializing in the recovery of moneys from consumers who have defaulted on their auto loans. After default has occurred against the original lender, we purchase the account and attempt to collect moneys on the account.


Background


In September 1998 Mr. Haggard formed AutoFund Servicing, Inc., a Texas corporation ("AutoFund Texas"). AutoFund Texas recognized an opportunity to bid for the purchase of a group of loans being sold at auction by the Delaware Bankruptcy Trustee on behalf of the creditors of Reliance Acceptance
Corporation. While the bid for this portfolio of loans was ultimately unsuccessful the company was able to forge a business relationship and recovery agreement with the post-bankruptcy surviving management of Reliance Acceptance Corporation. The agreement allowed AutoFund Texas the right to perform collection, recovery and loan servicing duties for Reliance Acceptance Corporation under a portfolio servicing agreement, that is, an agreement to attempt collection on or otherwise manage a group of loans. During this time it grew to a work force of 38 full time employees and 2 part time employees who managed the recovery efforts on approximately 16,000 individual accounts. The employees of the company are not represented by a union or organized under a collective bargaining agreement.

We (AutoFund, the Nevada Corporation formerly known as Sphinx Industries, Inc.) purchased AutoFund the Texas Corporation on July 7, 2000. Mr. Haggard is currently the major shareholder of AutoFund with 90% of the outstanding common shares issued. The management and staff of the company are poised to accept the challenges of future expansion.


Our Current Business


Our only office is located in San Antonio, Texas. Our primary business is collection on defaulted auto loans. We provide our existing clients with all data on each individual account. This data is stored on our Paradata Servicing Platform and includes customer balance, daily transactions, collection history and collection notations. Client reports are provided monthly, weekly, or daily depending upon the client requirements.

We manage loan portfolios that are geographically diverse and we are subject to numerous State and Federal laws in each jurisdiction including but not limited to: Federal Truth in Lending Act, Federal Equal Opportunity Act, Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act. Other requirements mandated by law are licensing, qualification and regulation that govern maximum finance charges, collection and recovery practices, selling and administration of ancillary elective and lender-imposed insurance products, investigation, skip tracing (finding borrowers) efforts and the location, recovery and disposal of collateral automobiles through repossession and auction procedures. We conduct training sessions every 90 days with our collection staff focusing on state and federal laws pertaining to allowable collection and recovery practices. We also monitor collector/customer conversations on a daily basis to insure compliance to state and federal requirements. In the event of a new hire, the employee goes through the training session as part of his/her first week orientation and then is re-educated as part of the normal 90-day cycle. Modifications to state and federal laws are incorporated into the training sessions as received.

We provide third party collection and recovery services to investors, auto loan companies, banks, buy-here-pay-here companies and auto finance related companies who have bad debt accounts. A "bad debt account," often referred to "deficiency" or "charged-off" debts, are debts which likely are not collectible by normal methods. The accounts, for the most part, have been written off by the owner of the debt, and the debt is still owed by a customer whose vehicle may or may not have been repossessed. Because the autos which secured the loans have usually been repossessed, the bulk of the accounts are no longer secured by the auto as collateral, and normal recovery efforts are not effective. We also provide data warehousing services for our clients on a long-term agreement. We also intend to purchase portfolios, at pennies on the dollar, from companies that wish to liquidate certain delinquent accounts from their portfolio.

We generated 100% of our 1999 revenue from an agreement with Reliance Acceptance Corporation and Bank of America that initially called for us to recover delinquent debt from 16,000 borrowers under an agreement that provided us with 29% of all the money we collected plus expenses. We renegotiated this agreement in February 2000 to provide that we receive 29% of the money we collect on secured accounts (those with collateral such as an auto still in the possession of the borrower) and 45% on accounts with no collateral.

To date we have generated gross revenues of $8,000,000 for this client over the preceding 23-month period. This performance is a direct result of the dedication shown by our seasoned staff and the direction, leadership and comprehensive management techniques and practices we've used.

On January 14, 2000, we entered into an agreement with an investor, Morwell Financial Group of America to purchase a credit card portfolio from Bank of Hawaii in the amount of $139,135.00. This agreement produced approximately $53,777 of the company's income through second quarter 2000. Under this agreement, we receive 50% of the moneys we collect plus reimbursement for related expenses. The investor on this purchase was paid in full December 28,2000.

In June 2000 we negotiated an agreement with All American Acceptance Corporation ("All American") to collect debt from a portfolio of approximately 15,500 accounts representing $86,000,000 in remaining unpaid balances, provided we purchase these accounts. Under the agreement, we retain 50% of the collected amount on all recoveries. This agreement gives us the option to purchase, at any time, All-American's portfolio of loans for the sum of $1,395,000 or $0.01622 on the dollar. We have exercised the option and as of the first quarter 2001 we have not received any funds.

As of December 2000 we have been debt free and have, through this date, been capitalized through cash flow and capital contributions by our president, James Haggard. The capital contributions by Mr. Haggard are categorized as long-term debt and as such are to be repaid over time. We don't plan to repay these contributions with funds received from this offering.

The vast market segment served by AutoFund and other collection and servicing companies is a specialized market niche requiring defined focus and an aggressive approach to exact performance. There are many instances reported in major publications such as the Wall Street Journal that detail the failures of companies attempting to collect their own bad debts. The inability or unwillingness of companies to address their seriously delinquent accounts provides substantial opportunity for us and companies in the collection and recovery business.

Many consumer finance companies turn to a third-party provider such as AutoFund in an effort to streamline their operations and reduce overhead. By contracting with outside providers these companies utilize economies of scale and allow their infrastructure to return their focus to profit opportunities. Our
Servicing Agreements contain and indemnification clause for future potential litigation for any cause except as a direct result of negligent actions initiated by AutoFund Servicing, Inc

ITEM 2.  DESCRIPTION OF PROPERTY

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
                                                     ----------
                                                     $1,142,836

ITEM 3.  LEGAL PROCEEDINGS

AutoFund Servicing, Inc. is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER


Common Stock


Our authorized capital common stock consists of 50,000,000 shares of common stock, $.001 par value per share. As of the date of this report, there are 20,000,000 shares of common stock issued and outstanding, which are held of record by approximately 312 holders.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a shareholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Holders of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued. All outstanding shares of common stock are, and the shares underlying all option and warrants will be, duly authorized, validly issued, fully paid and non-assessable upon our issuance of these shares.

All shares of common stock now outstanding are fully paid for and non-assessable and all shares of common stock which are the subject of this offering, when issued, will be fully paid for and non-assessable. We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.


Non-cumulative Voting


Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. After this offering is completed, the present stockholders will still own approximately 90% of our outstanding shares. After preferred share in this offering are converted for common shares of the company, the present stockholders will own approximately 80% of our outstanding shares.


Cash Dividends


As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends on our common stock in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.


Preferred Stock


Our authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share. As of the date of this report, there are no shares of preferred stock outstanding. Our preferred stock ranks senior to all of our other equity securities, including common stock. Dividends, when, as and if declared by the board of directors, shall be paid out of funds at the time legally available for such purpose. The preferred stock will bear simple interest at an annual rate of 10% and the interest will be paid in common stock at market price upon conversion. Exhibit 99.11 creates the preferred stock and was filed with the company's SB-2/A in March 2001.

LIQUIDATION PREFERENCE


In the event of a liquidation, dissolution or winding up of our business, whether voluntary or involuntary, the holders of shares of the preferred stock shall be entitled to receive out of our assets available for distribution to our stockholders, an amount equal to $1.00 per share, plus any accrued dividends and unpaid thereon to the date of liquidation, before any payment shall be made or any assets distributed to the holders of our common stock or any class or series of our capital stock ranking junior as to liquidation rights to the preferred stock.


VOTING RIGHTS


The shares of 10% series A preferred stock carry no voting rights except as required by law. Nevada law requires all shares of a series must have voting powers, designations, preferences, limitations, restrictions and relative rights identical with those of other shares of the same series.


CONVERSION RIGHTS

The preferred stock shall, at the option of the holder, be convertible, at any time later than one year after the share is purchased, in whole or in part, into two fully paid and non-assessable shares of common stock. If, three years after the date of purchase, the holder of the preferred share has not exercised his, her, or its right of conversion, the share shall automatically convert into two fully paid and non-assessable shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.


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

The Company is in the business of servicing charged-off auto deficiency portfolios. Charged-off deficiencies are accounts that the consumer has a remaining balance on and has not made a payment for at least 90 - 120 days. The originator then determines the loan is not collectable and takes the remaining balance as a loss. The Company began servicing its first portfolio, for Reliance Acceptance Corporation in January 1999. Prior to this portfolio, the Company had no revenue and its activities were to conduct due diligences on this and other potential portfolios. The Company is presently servicing the original portfolio, a Bank of Hawaii credit card charged-off portfolio and another charged-off auto deficiency portfolio for All American Acceptance Corporation.

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

The Company has adopted a calendar year end for its fiscal accounting period.

RESULTS OF OPERATIONS


Total Revenues for 1999, ending December 31, 1999, were $976,633, compared to the year of 2000, ending December 31, 2000, which were $2,374,582.

Cost and Expenses--For the year ended December 31, 1999, the Company had a net income of $60,451. For the year ended December 31, 2000, the Company had a net income of $178,621. The income percentage increase for the year ending December 31, 2000 could be attributed to the increase of the servicing fee with Reliance Acceptance Corporation.

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

Management believes that the portfolio will continue to generate gross collections of approximately $120,000 at an expense of approximately $42,000 for fiscal year 2001. With an exit strategy to sell the remainder of the "BOH" portfolio at an estimated $.03 on the dollar generating an additional $60,000 in revenues in December 2001 the portfolio will conclude as break even. Due to the company's increased revenues from "RAC", "BOH", and "AAAC" the total number of permanent employees increased. This annual increase resulted in significantly higher expenses and costs during the 2000 calendar year. In 1999, the total expense for temporary staff was $3,794 and the total in 2000 was $132,970. Salaries/wages totaled $491,024 in 1999 and totaled $1,145,067 in the year 2000. The total direct costs for the year ended December 31, 1999 was $584,189. The direct costs for the year ended December 31, 2000 totaled $1,403,384. The significant increase can be attributed to the increase in salaries, wages and temporary staff.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its capital requirements through shareholder (James D. Haggard) investment of $59,138 at 0% interest. This loan has a remaining balance of $5,000 as of December 31, 2000 and the balance due on June 30, 2001.

Office lease renewal for the current year doubles floor space and rental expenses, a requirement for future growth. Although the additional rental expenditures could affect the liquidity of the company, management believes the current operational income is sufficient. Operational costs and expenses are paid from operational profits, our main source of funds. The possibility to attract outside financial sources exists in a joint venture portfolio purchase. Providing an attractive purchase price can be negotiated with a favorable investment return. AutoFund does not believe outside financing is available for any operational requirements at this time.

As of March 28, 2001, AutoFund Servicing, Inc. purchased the All American Acceptance Corporation portfolio, a $187,000,000 value with 15,500 accounts, for a cost of $1,115,000. AutoFund Servicing, Inc borrowed $400,000 from Bank One N.A. and All American Acceptance Corporation financed the balance of $715,000. All American Acceptance Corporation has subordinated their payment until Bank One N.A. has been paid. The principal of the Note will be paid in twenty-four
(24) equal monthly installments with the first payment due on the day that is 30 days from the date that the $400,000 Bank One promissory note of the Maker is satisfied. As a result of the aforementioned portfolio purchase and our ongoing business, management believes it has the sufficient capital resources to meet future expected operational costs.

It is managements belief that the purchasing of a portfolio or portfolios as a result of the offering herein, future purchases and expansion will be financed through cash flow from operations and other forms of financing. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following report and financial statements of the Corporation are contained on the pages indicated.

         Independent Auditors' Report                            Page 13
         Balance Sheet                                           Page 14
         Statement of Income and Retained Earnings               Page 15
         Statements of Changes in Stockholders' Equity           Page 16
         Statement of Cash Flows                                 Page 17
         Notes to Financial Statements                           Page 18

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

Sharon Canfield joined the company on January 1999 as an hourly employee assigned to the deficiency balance collection department based on her hard work, dedication and positive monthly results. She was promoted to her current position as collection manager on June 2000. Prior to joining AutoFund Servicing, Inc, she was employed as a collector for 2 1/2 years with Reliance Acceptance Corporation. She is currently responsible for the training and results of 7 to 10 collectors under her direct supervision

ITEM 10. EXECUTIVE COMPENSATION TABLE



Name and                                                           Other            All
Principal                                                          Annual           Other
position                             Year     Salary      Bonus    Compensation     Compensation
------------------------------------ -------- ----------- -------- ---------------- ------------
James Haggard                        2000     $200,000    0        $14,544 (1)      0
President and Chief Executive        1999     $90,000
Officer
------------------------------------ -------- ----------- -------- ---------------- ------------
John Polgar                          2000     $200,000    0        $14,544 (1)      0
Executive Vice President and Chief   1999     $78,000
Operating Officer
------------------------------------ -------- ----------- -------- ---------------- ------------

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2000, nor do we expect to pay any officer, director, or employee in excess of $100,000 in salary and benefits in 2001.

(1)  $2,544 in insurance benefits and $12,000 in automobile allowance.

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
115 Canter Gait
Shavano Park, Texas 78231

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sole shareholder has advanced $5,000 to the company. This balance is carried in accounts payable

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Schedule
The exhibits marked with an "*" have were filed with the company's SB-2/A filed on 10/13/2000.

*3.1 Articles of Incorporation
*3.2 Bylaws

(b) Reports on Form 8-K.

None.

                            AUTOFUND SERVICING, INC.
                              Financial Statements
                                December 31, 2000

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


/S/  WESLEY F. CROWLEY
----------------------
     WESLEY F. CROWLEY
     CERTIFIED PUBLIC ACCOUNTANT
     11202 DISCO DRIVE, SUITE 118
     SAN ANTONIO, TEXAS
     June 9, 2001



                            AUTOFUND SERVICING, INC.
                           Consolidated Balance Sheet
                                December 31, 2000


                                     Assets
                                     ------

Current Assets
         Cash                                                                         $    47,797
         Accounts receivable                                                               60,386
                                                                                       ----------

                  Total Current Assets                                                           $   108,183

Property and Equipment
         Building improvements                                                             38,071
         Furniture and fixtures                                                           178,387
         Equipment                                                                        102,918
         Software                                                                          23,722
         Less:  Accumulated depreciation                                                  (87,901)
                                                                                       ----------

                  Net Property and Equipment                                                         255,197

Other Assets
         Deferred offering costs                                                           70,673
                                                                                       ----------

                  Total Other Assets                                                                  70,673
                                                                                                  ----------

                           Total Assets                                                          $   434,053
                                                                                                  ==========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
         Accounts payable-trade                                                        $   87,750
         Accounts payable-stockholder                                                       5,000
         Accrued liabilities                                                               41,103
     Income taxes payable                                                                  62,913
                                                                                        ---------

                  Total Current Liabilities                                                      $   196,766

Deferred Credit
         Deferred income taxes                                                             12,404
                                                                                        ---------

                  Total Deferred Credit                                                               12,404

Stockholders' Equity
         Common stock-50 million shares
       authorized, 20 million shares issued
       and outstanding, $.001 par value                                                    20,000
         Retained earnings   204,883
                           ---------

                  Total Stockholders' Equity                                                         224,883
                                                                                                  ----------

                           Total Liabilities and
                              Stockholders' Equity                                               $   434,053
                                                                                                  ==========


    The accompanying notes are an integral part of the financial statements.



                            AUTOFUND SERVICING, INC.
                        Consolidated Statements of Income
                     Years Ended December 31, 2000 and 1999


                                                                       2000                 1999
                                                                       ----                -----

Revenues                                                             $ 2,274,855       $   974,633

Costs and expenses

         Direct cost of revenues                                       1,404,158           584,189
         General and administrative                                      579,131           290,593
         Depreciation                                                     56,278            31,623
                                                                      ----------           -------

              Total Costs and Expenses                                 2,039,567           906,405
                                                                      ----------           -------

Income before income taxes                                               235,288            68,228

Income tax expense

         Current                                                          62,913            15,316
         Deferred                                                         12,404               -0-
                                                                      ----------        ----------

                  Total Income Tax Expense                                75,317            15,316
                                                                      ----------        ----------

Net Income                                                           $   159,971       $    52,912
                                                                      ==========        ==========

Earnings per share                                                   $       .01       $        *
                                                                      ==========        ==========

Weighted average shares outstanding                                   18,333,333        18,000,000
                                                                      ==========        ==========

*  Less than $.01 per share



    The accompanying notes are an integral part of the financial statements.



                            AUTOFUND SERVICING, INC.

                      Consolidated Statements of Cash Flows
                         For the Year Ended December 31,


                                                                      2000             1999
                                                                   ----------       ----------

Cash Flows from Operating Activities:
  Net Income                                                      $   159,971      $    52,912
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities
  Deferred income taxes                                                12,404              -0-
  Depreciation                                                         56,278           31,623
  Change in operating assets and liabilities:
         Accounts receivable                                          (58,140)          (2,245)
         Accounts payable                                              46,372          102,209
         Payroll taxes payable                                        (16,351)          16,351
         Federal income taxes payable                                  47,597           15,316
         Accrued liabilities                                           41,103              -0-
                                                                   ----------       ----------

          Net Cash Provided (Used) by
            Operating Activities                                      289,234          216,166

Cash Flows From Investing Activities:
  Equipment purchases                                                (137,474)        (205,624)
  Deferred offering costs                                             (70,673)             -0-
                                                                   ----------       ----------

                  Net Cash Provided (Used) by
            Investing Activities                                     (208,147)        (205,624)

Cash Flows From Financing Activities:
  Stock proceeds-subsidiary                                               -0-           10,000
  Note proceeds-short term 139,000                                      8,820
  Note payments-short term (139,000)                                   (8,820)
  Payments-stockholders loan                                          (53,832)             -0-
                                                                   ----------       ----------

                  Net Cash Provided (Used) by
            Financing Activities                                      (53,832)          10,000
                                                                   ----------       ----------

Net Increase in Cash                                                   27,255           20,542

Cash - Beginning of Year                                               20,542              -0-
                                                                   ----------       ----------

Cash - End of Year                                                $    47,797      $    20,542
                                                                   ==========       ==========

Supplemental Disclosures of Cash
  Flow Information:

  Federal income taxes paid                                       $    16,096      $       -0-
                                                                   ==========       ==========

    The accompanying notes are an integral part of the financial statements.



                            AUTOFUND SERVICING, INC.
                  Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2000 and 1999


                                  Common Stock          Paid In       Retained
                               Shares       Amount      Capital       Earnings       Total
                             ----------   ----------   ----------    ----------    ----------

Balance-
 January 1, 1999              2,000,000   $    2,000   $     --      $     --      $    2,000

Sale of common stock               --           --         10,000          --          10,000

Net income for 1999                --           --           --          52,912        52,912
                             ----------   ----------   ----------    ----------    ----------

Balance-
 December 31, 1999            2,000,000        2,000       10,000        52,912        64,912

Recapitalization             18,000,000       18,000      (10,000)       (8,000)         --

Net income for 2000                --           --           --         159,971       159,971
                             ----------   ----------   ----------    ----------    ----------

Balance-
  December 31, 2000          20,000,000   $   20,000   $     --      $  204,883    $  224,883
                             ==========   ==========   ==========    ==========    ==========


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

NOTE B - CONTINUED
------------------

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

NOTE C - ACCOUNTS RECEIVABLE

At balance sheet date, accounts receivable consisted of the following:

         Due from customers for collection services       $  59,836
         Due from employees                                     550
                                                          ---------
                                                          $  60,386
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

                 Year Ended December 31,
                          2001                   $  240,597
                          2002                      240,597
                          2003                      240,597
                          2004                      240,597
                          2005                      180,448
                                                 ----------

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

         (concluded)

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoFund Servicing, Inc.
(Registrant)

By: /s/ James D. Haggard
--------------------------------------
James D. Haggard
Chairman, Sole Director, President
and Secretary/Treasurer (Principal
Financial and Accounting Officer)

Date:  June 12, 2001