Form 10QSB
period 2001-03-31
AUTOFUND SERVICING INC
filed 2001-06-18
CIK 1125856

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2001.

[ ] Transition  report pursuant  section 13 or 15(d) of the Securities  Exchange
Act of 1934 For the transition period from       to       .
                                          -------  -------
Commission file number:  333-47404
                         ---------

                            AutoFund Servicing, Inc.
       (Exact name of small business issuer as specified in its charter)

          Nevada                                           88-0465858
          ------                                           ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)


3201 Cherry Ridge Dr., Suite 314, San Antonio, TX  78230        (210)979-0840
--------------------------------------------------------      ------------------
         (Address of principal executive office)              (Issuers telephone
                                                               Number)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes.[X]       No[ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes[ ] No[ ]

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20 million  shares  outstanding of Common Stock.
------------------------------------------------


Transitional Small Business Disclosure Format (check one):Yes.[ ]   No[X]

                                Table of Contents

PART I:  FINANCIAL INFORMATION................................................4
   ITEM 1:  FINANCIAL STATEMENTS..............................................4
      CONSOLIDATED BALANCE SHEETS.............................................4
      CONSOLIDATED CONDENSED STATEMENT OF INCOME..............................5
      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS..........................6
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY............................7
      NOTES TO FINANCIAL STATEMENTS...........................................8
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........8
PART II:  OTHER INFORMATION...................................................9
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..................................9
   SIGNATURES................................................................10




                          Part I: Financial Information

Item 1:  Financial Statements
                            AutoFund Servicing, Inc.
                           Consolidated Balance Sheets
                        March 31, 2001 and December 2000

ASSETS                                                        March 31,    December
                                                               2001          2000
                                                               ----          ----

                                                             (Unaudited)
Current Assets
         Cash                                                $   90,292   $   47,797
         Accounts receivable                                     86,301       60,386
         Loan Portfolios                                      1,101,593          -0-
                                                             ----------   ----------

                  Total Current Assets                        1,278,186      108,183

Property and Equipment-net                                      246,197      255,197

Other Assets
         Deferred offering costs                                 70,673       70,673
                                                             ----------   ----------

                           Total Assets                      $1,595,056   $  434,053
                                                             ==========   ==========


                      Liabilities and Stockholders' Equity

Current Liabilities
         Accounts payable-trade                              $   73,621   $   87,750
         Accounts payable-stockholder                               -0-        5,000
         Current portion - long term debt                       187,092          -0-
         Accrued liabilities                                     50,355       41,103
     Income taxes payable                                        73,749       62,913
                                                             ----------   ----------

                  Total Current Liabilities                     384,817      196,766

Deferred Credit
         Deferred Federal income taxes                           19,174       12,404
                                                             ----------   ----------

                  Total Deferred Credit                          19,174       12,404

Long Term Debt                                                  927,908          -0-

Stockholders' Equity
         Common stock-50 million shares
       authorized, 20 million shares issued
       and outstanding, $.001 par value                          20,000       20,000
         Retained earnings                                      243,157      204,883
                                                             ----------   ----------

                  Total Stockholders' Equity                    263,157      224,883
                                                             ----------   ----------

                           Total Liabilities and
                              Stockholders' Equity           $1,595,056   $  434,053
                                                             ==========   ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                            AutoFund Servicing, Inc.
                   Consolidated Condensed Statement of Income


                                                              For the three months
                                                                 Ended March 31,

                                                             2001                2000
                                                             ----                ----
                                                         (unaudited)         (unaudited)

Revenues                                                $   531,240         $   514,337

Costs and Expenses
         Direct cost revenues                                275,183            318,728
         General and administrative                          191,177             91,773
         Depreciation                                          9,000              6,000
                                                          ----------         ----------

                  Total Costs and Expenses                   475,360            416,501
                                                          ----------         ----------

Income (Loss) Before Income Taxes                             55,880             97,836

Income Tax Expense (Benefit)
         Current tax expense                                  10,836             22,842
         Deferred tax expense                                  6,770                -0-
                                                          ----------         ----------

                  Total Income Tax Expense (Benefit)          17,606             22,842
                                                          ----------         ----------

                       Net Income                        $    38,274        $    74,994
                                                          ==========         ==========

Earnings per share:
         Basic (* Equals less than .01)                  $         *        $         *
                                                          ==========         ==========

Weighted average shares outstanding                       20,000,000         18,000,000
                                                          ==========         ==========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                            AutoFund Servicing, Inc.
                 Consolidated Condensed Statement of Cash Flows


                                                                        For the three months
                                                                          Ended March 31,

                                                                       2001               2000
                                                                       ----               ----
                                                                    (unaudited)        (unaudited)

Cash Flows from Operating Activities:

  Net Income (loss)                                                 $   38,274         $    74,994
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities
  Deferred income taxes                                                  6,770                -0-
  Depreciation                                                           9,000               6,000
  Change in operating assets and liabilities:
         Accounts receivable                                           (26,515)           (141,595)
         Loan portfolio costs                                       (1,101,593)                -0-
         Accounts payable                                              (18,530)             16,031
         Payroll taxes payable                                             -0-              62,186
         Federal income taxes payable                                   10,836               6,746
         Accrued liabilities                                             9,253              (8,669)
                                                                    ----------             ----------

      Net Cash Provided (Used) by
        Operating Activities                                        (1,072,505)             15,693

Cash Flows From Investing Activities:

  Equipment purchases                                                      -0-             (36,235)
                                                                    ----------          ----------

      Net Cash Provided (Used) by
        Investing Activities                                               -0-             (36,235)
                                                                    ----------          ----------

Cash Flows From Financing Activities:

  Note proceeds-short term                                             187,092                 -0-
  Note proceeds-long term                                              927,908                 -0-
  Note payments-short term                                                 -0-                 -0-
                                                                    ----------          ----------

      Net Cash Provided (Used) by
        Financing Activities                                         1,115,000                 -0-
                                                                    ----------          ----------


      Change in Cash and Cash Equivalents                               42,495             (20,542)

Beginning Cash and Equivalents                                          47,797              20,542
                                                                    ----------          ----------

Ending Cash and Equivalents                                        $    90,292         $       -0-
                                                                    ==========          ==========

Supplemental Disclosures:

      Federal income taxes paid                                    $       -0-         $       -0-
                                                                    ==========          ==========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                            AUTOFUND SERVICING, INC.
                  Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2000 and 1999
                      and Three Months Ended March 31, 2001


                                       Common Stock           Paid In     Retained
                                     Shares      Amount       Capital     Earnings        Total
                                  ----------   ----------   ----------    ----------    ----------

Balance-
 January 1, 1999                   2,000,000   $    2,000   $     --      $     --      $    2,000

Sale of common stock                    --           --         10,000          --          10,000

Net income for 1999                     --           --           --          52,912        52,912
                                  ----------   ----------   ----------    ----------    ----------

Balance-
 December 31, 1999                 2,000,000        2,000       10,000        52,912        64,912

Recapitalization                  18,000,000       18,000      (10,000)       (8,000)         --

Net income for 2000                     --           --           --         159,971       159,971
                                  ----------   ----------   ----------    ----------    ----------

Balance-
  December 31, 2000               20,000,000       20,000         --         204,883       224,883

(unaudited)
Net loss for three
  months ended
  March 31, 2000                        --           --           --          38,274        38,274
                                  ----------   ----------   ----------    ----------    ----------

Balance-
  March 31, 2001
  (unaudited)                     20,000,000   $   20,000   $     --      $  243,157    $  263,157
                                  ==========   ==========   ==========    ==========    ==========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            AutoFund Servicing, Inc.
                          Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.

Note 1 - Loan Portfolio Activities

Commencing in 2000, the Company began acquiring its own delinquent loans because it believed it could ultimately produce more net revenues than could be derived from servicing loans for others. Substantially all reported revenues through December 31, 2000 were derived from servicing loans for others which resulted in the recognition of revenues based on a percentage of collected amounts at the time billings were rendered. Generally, all direct collection costs were reimbursed.

Collections on loans purchased by the Company are being reported under the "cost recovery" method, whereby they are first applied to loan costs before being recognized as revenue. Therefore, there will be a substantial delay in the recognition of revenues on loan collections until costs are fully recovered. Loan collection costs are expensed as incurred.

Although there is this delay in revenue recognition on purchased loans under the cost recovery method, management believes it will prove to be the best method in the long run in providing consistent and reliable information, since it is not possible to estimate revenues earned with any degree of certainty until all collections on purchased loans have been made.



Item 2:  Management's Discussion and Analysis or Plan of Operation

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

RESULTS OF OPERATIONS

Total Revenue for the period ending March 31, 2000, was $514,337, compared to the period ending March 31, 2001, which is $531,240. The slight change in revenue is not significant to require any further discussion.

Total costs and expenses for the period ending March 31, 2000 were $416,501, compared to the period ending March 31, 2001, which is $475,360. The slight change is a result of direct costs revenue changing from $318,728 in the period ending March 31, 2000, to $275,183 in the period ending March 31, 2001. General and administrative costs also changed from $91,773 in the period ending March 31, 2000, to $191,177 in the period ending March 31, 2001. These combined changes resulted in a slight change in total costs and expenses.

Thus, income before taxes for the period ending March 31, 2000 was $97,836, compared to the period ending March 31, 2001, which was $55,880. Accordingly net income for the period ending March 31, 2000 was $74,994, compared to the period ending March 31, 2001, which is $38,274.

Under the servicing agreement with Reliance Acceptance Corporation AutoFund Servicing, Inc. generated $3,323,814 in gross collections from the time of inception, January 27, 1999 through fiscal year end, December 31, 1999. In comparison, fiscal year 2000 (January 1, 2000 through December 31, 2000) resulted in gross collections of $4,802,772, which represented an increase of $1,478,958 or 44%.

Of the gross collections, AutoFund Servicing, Inc. earned revenue of $912,077 (based on the servicing agreement with Reliance Acceptance Corporation) for fiscal 1999. For fiscal year 2000 AutoFund Servicing, Inc. earned revenue of $1,658,987 off of gross collections, which represented an increase of $746,910 or 82%. This increase was a direct result of improved performance by the collection staff and the ability of AutoFund Servicing, Inc. to renegotiate the servicing fee with Reliance Acceptance Corporation based on this improved performance.

Management believes that each charged-off portfolio will peak at a certain time and that regardless of the quality of the efforts the gross collections will experience a downward trend. The ability to increase revenues, as demonstrated by AutoFund Servicing, Inc. over the past 24 months, leads management to believe that additional incoming portfolios will experience the same positive trends until reaching its potential and starting its downward cycle.

The inception of the All American Acceptance Corporation portfolio was June 1, 2000. The owners of this portfolio, All American Acceptance Corporation, entered into a servicing contract with AutoFund Servicing, Incl as of this date. During the first seven months (June 2000 through December 2000) the portfolio has generated $805,642 in gross collections of which AutoFund Servicing, Inc. has received gross revenues of $402,821.

With this portfolio being so new management believes it will follow the progress of the previously discussed "Reliance Acceptence Corporation portfolio, which it nearly mirrors, and exceed the annualized projection based on the first seven months gross collections. Likewise, gross revenues should follow accordingly.

The Bank of Hawaii portfolio was a purchase of a small credit card portfolio. It is only 5% the size of the "Reliance Acceptance Corporation and All American Acceptance Corporation portfolios previously discussed. Collection efforts were initiated on this portfolio in February 2000 and gross revenues generated through December 31, 2000 were $181,013.

The purchase of Bank of Hawaii was a joint venture with a private investor. The loan to purchase, of $139,135 plus interest, was paid in full in November 2000. All future collections will be directed to the Company with a 50/50 split with the investor after all Company expenses have been satisfied.

Management believes that the portfolio will continue to generate gross collections of approximately $120,000 at an expense of approximately $42,000 for fiscal year 2001. With an exit strategy to sell the remainder of the Bank of Hawaii portfolio at an estimated $.03 on the dollar generating an additional $60,000 in revenues in December 2001 the portfolio will conclude as break even.

                           Part II: Other Information

Item 6:  Exhibits and Reports on Form 8-K
(a) Exhibits Schedule
The exhibits marked with an "*" have were filed with the company's SB-2/A filed on 10/13/2000.

*3.1 Articles of Incorporation
*3.2 Bylaws

(b) Reports on Form 8-K.

None.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoFund Servicing, Inc.
------------------------
(Registrant)

By: /s/ James D. Haggard
--------------------------------------
James D. Haggard
Chairman, Sole Director, President
and Secretary/Treasurer (Principal
Financial and Accounting Officer)

Date:  June 12, 2001