Form 10KSB/A
period 2000-12-31
AUTOFUND SERVICING INC
filed 2001-07-06
CIK 1125856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No. 2

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



Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)
                                                                        ---



                                TABLE OF CONTENTS

PART I.....................................................................................................5
   ITEM 1.  DESCRIPTION OF BUSINESS........................................................................5
   ITEM 2.  DESCRIPTION OF PROPERTY........................................................................6
   ITEM 3.  LEGAL PROCEEDINGS..............................................................................7
   ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.............................................7
PART II....................................................................................................7
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER........................................7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.............8
   LIQUIDITY AND CAPITAL RESOURCES.........................................................................9
   ITEM 7.  FINANCIAL STATEMENTS..........................................................................10
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........10
PART III..................................................................................................10
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............................................10
   ITEM 10.  EXECUTIVE COMPENSATION TABLE.................................................................12
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................12
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................12
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................12
   INDEPENDENT AUDITORS' REPORT...........................................................................13
   CONSOLIDATED BALANCE SHEET.............................................................................14
   CONSOLIDATED STATEMENTS OF INCOME......................................................................15
   CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................................16
   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY...........................................................17
   NOTES TO FINANCIAL STATEMENTS..........................................................................18
   SIGNATURE PAGE.........................................................................................21


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

On January 14, 2000, we entered into an agreement with an investor, Morwell Financial Group of America to purchase a credit card portfolio from Bank of Hawaii in the amount of $139,135.00. This agreement produced approximately $53,777 of the company's income through second quarter 2000. Under this agreement, we receive 50% of the moneys we collect plus reimbursement for related expenses. The investor on this purchase was paid in full December 28, 2000.

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

As of March 28, 2001, AutoFund Servicing, Inc. purchased the All American Acceptance Corporation portfolio, a $187,000,000 value with 15,500 accounts, for a cost of $1,115,000. AutoFund Servicing, Inc. borrowed $400,000 from Bank One N.A. and All American Acceptance Corporation financed the balance of $715,000. All American Acceptance Corporation has subordinated their payment until Bank One N.A. has been paid. The principal of the Note will be paid in twenty-four
(24) equal monthly installments with the first payment due on the day that is 30 days from the date that the $400,000 Bank One promissory note of the Maker is satisfied. As a result of the aforementioned portfolio purchase and our ongoing business, management believes it has the sufficient capital resources to meet future expected operational costs.

With the exception of the $400,000 loan provided by Bank One N.A. for the purchase of the All American Acceptance Corporation portfolio and the portfolios increased income, there has been no significant change in AutoFund Servicing, Inc.'s cash and use of cash for the fiscal year ending December 31, 2000 and the first quarter ending March 31, 2001.

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



                            AUTOFUND SERVICING, INC.
                        Consolidated Statements of Income
                     Years Ended December 31, 2000 and 1999


                                                                       2000                 1999
                                                                       ----                -----

Revenues                                                             $ 2,274,855       $   974,633

Costs and expenses

         Direct cost of revenues                                       1,404,158           584,189
         General and administrative                                      579,131           290,593
         Depreciation                                                     56,278            31,623
                                                                      ----------           -------

              Total Costs and Expenses                                 2,039,567           906,405
                                                                      ----------           -------

Income before income taxes                                               235,288            68,228

Income tax expense

         Current                                                          62,913            15,316
         Deferred                                                         12,404               -0-
                                                                      ----------        ----------

                  Total Income Tax Expense                                75,317            15,316
                                                                      ----------        ----------

Net Income                                                           $   159,971       $    52,912
                                                                      ==========        ==========

Earnings per share                                                   $       .01       $        *
                                                                      ==========        ==========

Weighted average shares outstanding                                   20,000,000        20,000,000
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

                            AUTOFUND SERVICING, INC.
                  Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2000 and 1999


                                  Common Stock           Retained
                               Shares       Amount       Earnings       Total
                             ----------   ----------    ----------    ----------

Balance-January 1, 1999      20,000,000   $   20,000    $     --      $   20,000


Net income for 1999                --           --          52,912        52,912
                             ----------   ----------    ----------    ----------

Balance-December 31, 1999    20,000,000       20,000        52,912        64,912


Net income for 2000                --           --         159,971       159,971
                             ----------   ----------    ----------    ----------

Balance-
  December 31, 2000          20,000,000   $   20,000    $  212,883    $  232,883
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

Date:  July 3, 2001