Form 10QSB/A
period 2001-03-31
AUTOFUND SERVICING INC
filed 2001-07-06
CIK 1125856

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A


[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2001.
                                                               ---------------

[ ]      Transition  report  pursuant  section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from       to       .
                                                             -----    -----
Commission file number:  333-47404
                         ---------

                            AutoFund Servicing, Inc.
                            ------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0465858
            ------                                             ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)



3201 Cherry Ridge Dr., Suite 314, San Antonio, TX  78230       (210)979-0840
--------------------------------------------------------       -------------
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

Yes[ ] No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
20 million shares outstanding of Common Stock.
----------------------------------------------

Transitional Small Business Disclosure Format (check one):Yes. [ ]    No[X]

                                Table of Contents

PART I:  FINANCIAL INFORMATION.................................................3
   ITEM 1:  FINANCIAL STATEMENTS...............................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED CONDENSED STATEMENT OF INCOME...............................4
      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS...........................5
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY.............................6
      NOTES TO FINANCIAL STATEMENTS............................................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........8
PART II:  OTHER INFORMATION....................................................8
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...................................8
   SIGNATURES..................................................................8




                          Part I: Financial Information

Item 1:  Financial Statements
                            AutoFund Servicing, Inc.
                           Consolidated Balance Sheets
                        March 31, 2001 and December 2000

ASSETS                                                           March 31,         December
                                                                  2001               2000
                                                                  ----               ----
                                                                (Unaudited)

Current Assets
         Cash                                                   $    90,292      $    47,797
         Accounts receivable                                         86,301           60,386
         Loan Portfolios                                          1,101,593               -0-
                                                                 ----------        ----------

                  Total Current Assets                            1,278,186          108,183

Property and Equipment-net                                          246,197          255,197

Other Assets
         Deferred offering costs                                     70,673           70,673
                                                                 ----------       ----------

                           Total Assets                         $ 1,595,056      $   434,053
                                                                 ==========       ==========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
         Accounts payable-trade                                 $    73,621      $    87,750
         Accounts payable-stockholder                                    -0-           5,000
         Current portion - long term debt                           187,092               -0-
         Accrued liabilities                                         50,355           41,103
     Income taxes payable                                            73,749           62,913
                                                                 ----------       ----------

                  Total Current Liabilities                         384,817          196,766

Deferred Credit
         Deferred Federal income taxes                               19,174           12,404
                                                                 ----------       ----------

                  Total Deferred Credit                              19,174           12,404

Long Term Debt                                                      927,908               -0-

Stockholders' Equity
         Common stock-50 million shares
       authorized, 20 million shares issued
       and outstanding, $.001 par value                              20,000           20,000
         Retained earnings                                          243,157          204,883
                                                                 ----------       ----------

                  Total Stockholders' Equity                        263,157          224,883
                                                                 ----------       ----------

                           Total Liabilities and
                              Stockholders' Equity              $ 1,595,056      $   434,053
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
                                                                 ==========        ==========

Earnings per share:
         Basic (* Equals less than .01)                         $         *       $         *
                                                                 ==========        ==========

Weighted average shares outstanding                              20,000,000        20,000,000
                                                                 ==========        ==========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                            AutoFund Servicing, Inc.
                 Consolidated Condensed Statement of Cash Flows


                                                                   For the three months
                                                                      Ended March 31,

                                                                    2001          2000
                                                                    ----          ----
                                                                  (unaudited)  (unaudited)

Cash Flows from Operating Activities:

  Net Income (loss)                                             $   38,274      $    74,994
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities
  Deferred income taxes                                              6,770             -0-
  Depreciation                                                       9,000            6,000
  Change in operating assets and liabilities:
         Accounts receivable                                       (26,515)        (141,595)
         Loan portfolio costs                                   (1,101,593)             -0-
         Accounts payable                                          (18,530)          16,031
         Payroll taxes payable                                          -0-          62,186
         Federal income taxes payable                               10,836            6,746
         Accrued liabilities                                         9,253           (8,669)
                                                                 ---------       ----------

          Net Cash Provided (Used) by
            Operating Activities                                (1,072,505)          15,693

Cash Flows From Investing Activities:

  Equipment purchases                                                   -0-         (36,235)
                                                                 ----------      ----------

                  Net Cash Provided (Used) by
            Investing Activities                                        -0-         (36,235)
                                                                 ----------      ----------

Cash Flows From Financing Activities:

  Note proceeds-short term                                         187,092               -0-
  Note proceeds-long term                                          927,908               -0-
  Note payments-short term                                              -0-              -0-
                                                                 ----------       ----------

                  Net Cash Provided (Used) by
            Financing Activities                                 1,115,000               -0-
                                                                ----------        ----------


     Change in Cash and Cash Equivalents                            42,495          (20,542)

Beginning Cash and Equivalents                                      47,797           20,542
                                                                ----------       ----------

Ending Cash and Equivalents                                    $    90,292      $       -0-
                                                                ==========       ==========

Supplemental Disclosures:

     Federal income taxes paid                                 $       -0-      $       -0-
                                                                ==========       ==========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            AUTOFUND SERVICING, INC.
                  Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2000 and 1999
                      and Three Months Ended March 31, 2001


                                    Common Stock                      Retained
                                 Shares      Amount       Earnings     Total
                               ----------   ----------   ----------   ----------

Balance - January 1, 1999      20,000,000   $   20,000   $     --     $   20,000


Net income for 1999                  --           --         52,912       52,912
                               ----------   ----------   ----------   ----------

Balance - December 31, 1999    20,000,000       20,000       52,912       72,912


Net income for 2000                  --           --        159,971      159,971
                               ----------   ----------   ----------   ----------

Balance - December 31, 2000    20,000,000       20,000      212,883      232,883

(unaudited)
Net income for three months
    ended March 31, 2001             --           --         38,274       38,274
                               ----------   ----------   ----------   ----------

Balance - March 31, 2001
   (unaudited)                 20,000,000   $   20,000   $  251,157   $  271,157
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

Cost and Expenses-- For the first quarter ending March 31, 2000, AutoFund Servicing, Inc. had a net income before taxes of $97,836 and for the same period ending March 31, 2001 AutoFund Servicing, Inc. had a net income of $55,880, a decrease of $41,956. The direct cost of revenue was down $43,545, 14% from the same period ending March 31, 2000 due to the renegotiation of the agreement with All American Acceptance Corporation along with the lower cost of collecting due to improved management. General and administration costs increased by $99,404 over the same period ending March 31, 2000. The increase was primarily due to salaries now being paid Mr. Haggard and Mr. Polgar and the addition of rental space acquired.

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