Form 10QSB
period 2001-06-30
AUTOFUND SERVICING INC
filed 2001-08-15
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2001.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to

.

Commission file number:  333-47404

AutoFund Servicing, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0465858

(IRS Employer Identification No.)

3201 Cherry Ridge Dr., Suite 314, San Antonio, TX  78230

(Address of principal executive office)

(210)979-0840

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

Yes.[ ]

No[X]

#

#

Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2001 (unaudited)	December 31, 2000
ASSESTS
Current Assets:
Cash	$58,854	$47,797
Accounts receivable	51,173	60,386
Loan Portfolios	1,069,849	-
Total Current Assets	1,179,876	108,183

Property and Equipment –Net	237,197	255,197

Other Assets:
Deferred offering costs	70,673	70,673
Total Assets	$1,487,746	$434,053

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable-trade	$93,270	$87,750
Accounts payable-stockholder	-	5,000
Current portion-long term debt	266,667	-
Accrued liabilities	59,416	41,103
Income taxes payable	19,835	62,913
Total Current Liabilities	439,188	196,766

Deferred Credit
Deferred Federal income taxes	10,794	12,404

Total Deferred Credit	10,794	12,404

Long Term Debt	781,666	-
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million shares issued and outstanding, $.001 par value	20,000	20,000
Retained Earnings	236,098	204,883
Total Stockholders’ Equity	256,098	224,883

Total Liabilities and Stockholder’s Equity	$1,487,746	$434,053

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AutoFund Servicing, Inc.

Consolidated Condensed Statement of Income

(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,

	2001	2000	2001	2000
Revenues	$ 614,142	$ 747,368	$ 1,145,382	$ 1,261,705

Costs and Expenses
Direct cost of revenues	226,283	205,220	501,466	523,949
General and administrative	387,469	376,688	578,646	468,461
Interest	8,877		8,877
Depreciation	9,000	14,413	18,000	20,413

Total Costs and Expenses	631,629	596,321	1,106,989	1,012,823

Income before income taxes	(17,487)	151,047	38,393	248,882

Income Tax Expense
Current	(2,048)	40,127	8,788	62,969
Deferred	(8,380)	25,720	(1,610)	25,720

Total Income Tax Expense	(10,428)	65,847	7,178	88,689

Net Income (loss)	$ (7,059)	$ 85,200	$ 31,215	$ 160,193

Earnings per share	*	*	*	$ 0.01

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000
*Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AutoFund Servicing, Inc.

Consolidated Condensed Statement of Cash Flows

SIX MONTHS ENDED JUNE 30,

	2001	2000
Cash Flows From Operating Activities:
Net income	$31,215	$160,193
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(1,610)	25,720
Depreciation	18,000	20,413
Change in operating assets and liabilities:
Accounts receivable	9,213	(186,492)
Loan portfolios	(1,069,849)	-
Accounts payable	5,520	120,543
Federal income taxes payable	(43,078)	30,538
Accrued liabilities	18,313	(34,839)

Net Cash Provided (Used) by Operating Activities	(1,032,276)	136,076

Cash Flows From Investing Activities:
Equipment purchases	-	(53,116)
Deferred offering costs	-	(50,000)

Net Cash Provided (Used) by Investing Activities	-	(103,116)

Cash Flows From Financing Activities:
Note proceeds-short term	266,667	-
Note payments-short term	(66,667)	-
Note proceeds-long term	848,333	-
Payments-stockholder loans	(5,000)	-

Net Cash Provided (Used) by Financing Activities	1,043,333	-

Net Increase in Cash	11,057	32,960

Cash-Beginning of period	47,797	20,542

Cash-End of period	$58,854	$53,502

Supplemental Disclosures of Cash Flow Information:
Federal income taxes paid	$51,856	$16,343
Interest paid	$8,877

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AUTOFUND SERVICING, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

COMMON STOCK

	SHARES	AMOUNT	RETAINED EARNINGS	TOTAL
(unaudited)
Balance January 1, 1999	20,000,000	$20,000	$(8,000)	$12,000
Net income for 1999	-	-	52,912	52,912

Balance, December 31, 1999	20,000,000	20,000	44,912	64,912

Net income for 2000	-	-	159,971	159,971

Balance December 31, 2000	20,000,000	20,000	204,883	224,883
Net income for three months ended March 31, 2001 (unaudited)	-	-	38,274	38,274
Balance – March 31, 2001 (unaudited)	20,000,000	20,000	243,157	263,157
Net (loss) for three months ended June 30, 2001			(7,059)	(7,059)

Balance – June 30, 2001 (unaudited)	20,000,000	$20,000	$236,098	$256,098

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AutoFund Servicing, Inc.

Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2001 and results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2000

Note 2 REDUCTION IN SERVICED LOANS

Although revenues are increasing on a recently purchased loan portfolio, the principal source of income, revenues from serviced loans have been steadily decreasing.  So far in 2001 the Company has not been able to obtain additional loans to service, or finance any new loan portfolios.

It is the intention of management to purchase loan portfolios upon the receipt of funds from the present offering of common stock to the public, now that its Form SB-2 filing with the Securities and Exchange Commission has become effective.

#

Item 2:  Management’s Discussion and Analysis or Plan of Operation

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

Future revenue and profits will depend on various factors, including financing the purchase of additional portfolios as well as purchasing portfolios already in house.  The future expansion of the Company’s operation will also be dictated by the ability to raise capital for additional portfolio purchases as the Company experiences a ninety-day delay in revenue production on any new acquisition.  Additional personnel and equipment are also necessary but will not be a hindrance to successful expansion.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months

Ended June 30, 2000

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended June 30, 2001, is $614,142 compared to the three months ended June 30, 2000, which was $747,368.  This is a decrease of $133,226 or 18%.  Total revenue for the six months ended June 30, 2001, is $1,145,382 compared to the six months ended June 30, 2000, which was $1,261,705.  A decrease of $116,323 or 9%.  Although revenues are increasing on a recently purchased loan portfolio, the principal source of income, revenues from serviced loans have been steadily decreasing.  So far in 2001 the Company has not been able to obtain additional loans to service, or finance any new loan portfolios.  It is the intention of management to purchase loan portfolios upon the receipt of funds from the present offering of common stock to the public, now that its Form SB-2 filing with the Securities and Exchange Commission has become effective.

Total expenses for the three months ended June 30, 2001, is $631,629 compared to the three months ended June 30, 2000, which was $596,321.  This is an increase in expenses of $35,308 or 6%.  Total expenses for the six months ended June 30, 2001, is $1,106,989 compared to the six months ended June 30, 2000, which was $1,012,823.  This is an increase of $94,166 or 9%.  Expenses have increased slightly however, the increase is minimal and needs no further discussion.

Thus, the net loss for the three months ended June 30, 2001 is $7,059 compared to the three months ended June 30, 2000, which was a gain of $85,200.  Net gain has decreased by $92,259 this period or 108%.  Net gain for the six months ended June 30, 2001 is $31,215 compared to the six months ended June 30, 2000, which was $160,193.  Net gain has decreased by $128,978 or 81% for this six month period.  Revenues have decreased while expenses have slightly increased causing net income to decrease this period.

Net cash used by operating activities for the six months ended June 30, 2001 is $1,032,276 compared to the six months ended June 30, 2000, net cash provided by operating activities was $136,076.  The difference in these periods can be attributed to loan portfolios which totaled $1,069,849 in the 2001 period.  Net cash used by investing activities for the six months ended June 30, 2001 is none compared to the six months ended June 30, 2000, net cash used by investing activities totaled $103,116.  The difference in these two periods can be attributed to equipment purchases and deferred offering costs for the 2000 period.  Net cash provided by financing activities for the six months ended June 30, 2001 totaled $1,043,333 compared to the six month period the previous year which was none.  The difference in the two periods can be attributed to loan proceeds and payments in the 2001 period.  Thus, resulting in a net increase of cash for the six months ended June 30, 2001 of $11,057 and an increase of $32,960 for the six months ended June 30, 2000.  Accordingly, cash at the end of the period for the six months ended June 30, 2001 is $58,854 and $53,502 for the comparable period ending June 30,2000.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” have were filed with the company’s SB-2/A filed on 10/13/2000.

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

Date:  August 15, 2001

#