Form 10QSB
period 2001-09-30
AUTOFUND SERVICING INC
filed 2001-11-14
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2001.

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

Yes.[ ]

No[X]

#

#

Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2001 (unaudited)	December 31, 2000
ASSESTS
Current Assets:
Cash	$17,219	$47,797
Accounts receivable	43,102	60,386
Deferred tax asset	20,552
Loan Portfolios-current portion	633,164	-
Total Current Assets	714,037	108,183

Property and Equipment –Net	228,196	255,197

Other Assets:
Loan Portfolios less current mat., net	340,935
Deferred offering costs	70,673	70,673
Total Other Assets	411,608	70,673
Total Assets	$1,353,841	$434,053

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable-trade	$162,250	$87,750
Accounts payable-stockholder	-	5,000
Current portion-long term debt	266,667	-
Accrued liabilities	43,848	41,103
Income taxes payable	-	62,913
Total Current Liabilities	472,765	196,766

Deferred Credit
Deferred Federal income taxes	---------	12,404

Total Deferred Credit	---------	12,404

Long Term Debt	715,000	-
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million shares issued and outstanding, $.001 par value	20,000	20,000
Retained Earnings	146,076	204,883
Total Stockholders’ Equity	166,076	224,883

Total Liabilities and Stockholder’s Equity	$1,353,841	$434,053

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AutoFund Servicing, Inc.

Consolidated Condensed Statement of Income

(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

	2001	2000	2001	2000
Revenues	$ 458,655	$ 493,492	$ 1,604,037	$ 1,755,197

Costs and Expenses
Direct cost of revenues	351,711	176,520	853,177	700,469
General and administrative	205,307	328,916	783,953	797,377
Interest	6,841	--	15,718	--
Depreciation	9,000	9,000	27,000	29,413

Total Costs and Expenses	572,859	514,436	1,679,848	1,527,259

Income (loss) before income taxes	(114,204)	(20,944)	(75,811)	227,938

Income Tax Expense
Current	(9,834)	1,981	(1,046)	64,950
Deferred	(14,348)	(14,337)	(15,958)	11,383

Total Income Tax Expense	(24,182)	(12,356)	(17,004)	76,333

Net Income (loss)	$ (90,022)	$ (8,588)	$ (58,807)	$ 151,605

Earnings per share	*	*	*	$ 0.01

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000
*Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AutoFund Servicing, Inc.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000
Cash Flows From Operating Activities:
Net income	$(58,807)	$151,605
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(25,900)	11,384
Depreciation	27,000	29,413
Change in operating assets and liabilities:
Accounts receivable	17,284	(202,419)
Loan portfolios	(974,099))	-
Accounts payable	74,500	184,393
Federal income taxes payable	(69,970)	32,519
Accrued liabilities	2,745	723

Net Cash Provided (Used) by Operating Activities	(1,007,247)	207,618

Cash Flows From Investing Activities:
Equipment purchases	-	(93,856)
Deferred offering costs	-	(50,000)

Net Cash Provided (Used) by Investing Activities	-	(143,856)

Cash Flows From Financing Activities:
Note proceeds-short term	266,667	-
Note payments-short term	(133,331)	-
Note proceeds-long term	848,333	-
Shareholder loans	(5,000)	15,000

Net Cash Provided (Used) by Financing Activities	976,669	15,000

Net Increase in Cash	(30,578)	78,762

Cash-Beginning of period	47,797	20,542

Cash-End of period	$17,219	$99,304

Supplemental Disclosures of Cash Flow Information:
Federal income taxes paid	$78,866	$16,343
Interest paid	$15,718

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AUTOFUND SERVICING, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

COMMON STOCK

	SHARES	AMOUNT	RETAINED EARNINGS	TOTAL
(unaudited)
Balance January 1, 1999	20,000,000	$20,000	$(8,000)	$12,000
Net income for 1999	-	-	52,912	52,912

Balance, December 31, 1999	20,000,000	20,000	44,912	64,912

Net income for 2000	-	-	159,971	159,971

Balance December 31, 2000	20,000,000	20,000	204,883	224,883
Net income for three months ended March 31, 2001 (unaudited)	-	-	38,274	38,274
Balance – March 31, 2001 (unaudited)	20,000,000	20,000	243,157	263,157
Net (loss) for three months ended June 30, 2001			(7,059)	(7,059)

Balance – June 30, 2001 (unaudited)	20,000,000	$20,000	$236,098	$256,098

Net (loss)for three months ended September 30, 2001	----	---	(90,022)	(90,022)
Balance – September 30, 2001 (unaudited)	20,000,000	$ 20,000	$146,076	$166,076

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

#

AutoFund Servicing, Inc.

Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2001 and results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2000

Note 2.  Change in Accounting Estimate

During the current quarter, the Company provided for a year to date adjustment of approximately $80,000 as an additional write off for loan costs relating to its loan portfolio purchased in March 2001. The Company now estimates that for every dollar of revenue collected (earned) overall, $.25 of cost will be written off, instead of $.08, using the cost recovery method applied to individual loan account collections.

#

Item 2:  Management’s Discussion and Analysis of Operations

Current Quarter in 2001 Compared to Prior Year Quarter in 2000

During the current quarter the Company’s Form SB-2 became effective, and a trading symbol was obtained. Since there was a probationary period of 30 days subsequent to receiving the trading symbol, there were no securities sold as of the close of the quarter.

Operationally, the Company was continuing to service its recently purchased loan portfolio as well as those loans owned by others, however, revenues continued to decline on both revenue sources, since there were no new loans to replace those collected.  Interest expense, relating to the purchase of the loan portfolio in April 2001, was incurred for a full quarter during this period.  Because of the decline in overall profitability and cash flow, the Company began to curtail its overhead, resulting principally in a reduction in payroll expense.

Comparatively, in the same quarter a year ago, the operations consisted of servicing loans owed by others only, with a greater number of outstanding loans to service.  The loss for the current year’s third quarter was also aggravated by the adjustment, year to date, for the change in accounting estimate for the costs associated with the revenues from the Company’s owned portfolio and interest expense for a full quarter compared to no interest in the comparative quarter in 2000.

Current Nine Months in 2001 Compared to Prior Year Nine Months

Compared to the prior year, the current year’s overall decline in revenues amounted to approximately $150,000. This is due to a $735,000 decline in the current year in revenues from a loan portfolio serviced for others and an offsetting increase in the revenues from the purchased loan portfolio of $581,000. Overall direct costs and selling, general and administrative expenses were unchanged except for the additional cost of approximately $140,000 associated with the Company’s owned loan portfolio which included a provision for anticipated collection losses.  Interest expense in the current nine months was non-existent in the previous year. The loss year to date in  2001 through September 30 of $58,000 is not necessarily indicative of the operating results for the balance of the year, since the Company has made further inroads in reducing its overhead subsequent to September 30, 2001.

LIQUIDITY

The current reduction in payroll expense is allowing the Company to maintain its current cash flow requirements. Prospectively, the Company anticipates selling securities as long as the Form SB-2 remains effective. Additional purchases of loan portfolios, if any, will be financed by independent outside sources unless there are sufficient sales of securities to enable the Company to avoid such financing requirement.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s SB-2/A on 10/13/2000.

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

Date:  November 14, 2001.

#