Form 10KSB
period 2001-12-31
AUTOFUND SERVICING INC
filed 2002-04-12
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

AutoFund Servicing, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0465858 (I.R.S. Employer Identification No.)	3030 Nacogdoches Rd. Suite 200, San Antonio, TX (Address of principal executive offices)
Issuer's telephone number: (210) 979-0840	78217 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  Common Stock $.001 par value.

Name of each exchange on which registered:  NASDAQ

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  NONE

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

State issuer's revenues for its most recent fiscal year.  $2,013,774

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ;  None.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,000,000 of Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None

Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)


TABLE OF CONTENTS

Item	Page #
Description of Business	1
Description of Property	2
Legal Proceedings	2
Submission of Maters to a Vote of Security Holders	2
Market for Common Equity and Related Stockholder Matters	2
Management’s Plan of Operations	4
Financial Statements	5
Changes in and Disagreements with Accountants	5
Directors and Executive Officers	6
Executive Compensation Table	6
Security Ownership of Certain Beneficial Owners and Management	7
Certain Relationships and Related Transactions	7
Exhibits and Reports on Form 8-K	7
Independent Auditors' Report	8
Balance Sheet	9
Statements of Operations	10
Statement of Cash Flows	11
Statement of Stockholders’ Equity	12
Notes to Financial Statements	13
Signatures	17


DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 7, 1997 under the name “Sphinx Industries, Inc.”  On July 7, 2000, we changed our name to AutoFund Servicing, Inc.  Our President and Chief Executive Officer is James D. Haggard.  We are located at 3201 Cherry Ridge Drive, Suite 314, San Antonio, Texas 78230, phone number 210.979.0840.  We are primarily a collection agency specializing in the recovery of moneys from consumers who have defaulted on their auto loans.  After default has occurred against the original lender, we purchase the account and attempt to collect moneys on the account.

Background

In September 1998 Mr. Haggard formed AutoFund Servicing, Inc., a Texas corporation ("AutoFund Texas").  AutoFund Texas recognized an opportunity to bid for the purchase of a group of loans being sold at auction by the Delaware Bankruptcy Trustee on behalf of the creditors of Reliance Acceptance Corporation.  While the bid for this portfolio of loans was ultimately unsuccessful the company was able to forge a business relationship and recovery agreement with the post-bankruptcy surviving management of Reliance Acceptance Corporation.  The agreement allowed AutoFund Texas the right to perform collection, recovery and loan servicing duties for Reliance Acceptance Corporation under a portfolio servicing agreement, that is, an agreement to attempt collection on or otherwise manage a group of loans.  During this time it grew to a work force of 25 full time employees and 2 part time employees who managed the recovery efforts on approximately 16,000 individual accounts.  The employees of the company are not represented by a union or organized under a collective bargaining agreement.

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

We provide third party collection and recovery services to investors, auto loan companies, banks, buy-here-pay-here companies and auto finance related companies who have bad debt accounts.  A “bad debt account,” often referred to “deficiency” or “charged-off” debts, are debts which likely are not collectible by normal methods.  The accounts, for the most part, have been written off by the owner of the debt, and the debt is still owed by a customer whose vehicle may or may not have been repossessed.  Because the autos which secured the loans have usually been repossessed, the bulk of the accounts are no longer secured by the auto as collateral, and normal recovery efforts are not effective.  We also provide data warehousing services for our clients on a long-term agreement.  We also intend to purchase portfolios, at pennies on the dollar, from companies that wish to liquidate certain delinquent accounts from their portfolio.

In June 2000 we negotiated an agreement with All American Acceptance Corporation ("All American") to collect debt from


a portfolio of approximately 15,500 accounts representing $86,000,000 in remaining unpaid balances, provided we purchase these accounts.  Under the agreement, we retain 50% of the collected amount on all recoveries.  This agreement gives us the option to purchase, at any time, All-American’s portfolio of loans for the sum of $1,395,000 or $0.01622 on the dollar.  We have exercised the option and as of the first quarter 2001 we have not received any funds.

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

Many consumer finance companies turn to a third-party provider such as AutoFund in an effort to streamline their operations and reduce overhead.  By contracting with outside providers these companies utilize economies of scale and allow their infrastructure to return their focus to profit opportunities.  Our Servicing Agreements contain and indemnification clause for future potential litigation for any cause except as a direct result of negligent actions initiated by AutoFund Servicing, Inc

DESCRIPTION OF PROPERTY

As of year end, the Company was in default of the prior office lease payments and moved out of the office in March 2002. The Company has acquired new office facilities and plans to negotiate a settlement on the prior office lease.

The Company’s only office is located in San Antonio, Texas at 3030 Nacogdoches Rd., Suite 200, San Antonio, Texas 78217.  The company moved into the new office in March 2002.

LEGAL PROCEEDINGS

AutoFund Servicing, Inc.  is not a party to any pending litigation and none is contemplated or threatened.

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Common Stock

The Company’s authorized capital common stock consists of 50,000,000 shares of common stock, $.001 par value per share.  As of the date of this report, there are 20,000,000 shares of common stock issued and outstanding, which are held of record by approximately 317 holders.

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB")under the symbol "AFSR."  . There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on September 19, 2001. The following table sets forth, for the period indicated, the bid price range of our common stock.

	High	Low
Quarter Ended September 30, 2001	$0.75	$0.05
Quarter Ended December 31, 2001	$0.90	$0.11
Period Ended March 30, 2002	$0.19	$0.07


Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Public Securities, Charles Schwab & Co., Knight & Co., and M.H. Meyerson & Co.

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability or shareholders to sell their shares.

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

Preferred Stock

AFSI’s authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share.  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the board of directors, shall be paid out of funds at the time legally available for such purpose. The preferred stock will bear simple interest at an annual rate of 10% and the interest will be paid in common stock with an arbitrary value of $2.00 per share.  For example, if you purchase 1000 shares of preferred stock at $1.64 a share for a total value of $1640.00, at the end of one year, you will receive $164.00 worth of common stock with an arbitrary value of $2.00 per share (82 shares of common stock).  Exhibit 99.11 creates the preferred stock and was filed with the company’s SB-2/A in March 2001.


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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto and other financial information appearing elsewhere in this Report.  This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include statements concerning underlying assumptions and other statements which are other than statements of historical facts.  Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The actual results could differ materially from those discussed in the forward-looking statements.

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

The Company has reduced payroll expense by $34,000, a decrease of 35% per month.  By restructuring and focusing our collection staff to collect first from what we call the premium 4, (insurance, collateral, bankruptcy and tax rebates,) our


gross revenue is increasing dramatically and over a shorter period of time.  Now in a timeline of about 6 months instead of the previous 24 months, AutoFund collects on the portfolios and then resizes and sells the deficiency balance section of the portfolios at or near its cost.  The end result is that we still could collect 8% but in about a third of the time and with an operating cost now adjusted to 32%.

History has shown us that the 5th part of the portfolio, the deficiency balance section, has always been very labor intensive with a high employee turnover.  Therefore by restructuring and focusing our collection staff our employee base is cut significantly.

We have retained four, long term, successful credit representatives that have a proven history of profitability.  In the future AFSI will purchase portfolios that have substantial equity in the premium 4 insurance, collateral, bankruptcy and tax cancellation portions of a charged-off auto portfolio.  AutoFund's in depth due diligence process will determine the auto portfolios value. AutoFund will continue to purchase the entire portfolio but will re-market the deficiency balance portion on a regional or state-by-state basis.

The marketing department will generate a profit by selling these contracts for 50% to 100% above the original purchase price.  The life expectancy for collection completion will be substantially reduced from 24 months to 6 months

Future revenue and profits will depend on various factors, including financing the purchase of additional portfolios as well as purchasing portfolios already in house.  The future expansion of the Company’s operation will also be dictated by the ability to raise capital for additional portfolio purchases as the Company experiences a ninety-day delay in revenue production on any new acquisition.  Additional personnel and equipment are also necessary but will not be a hindrance to successful expansion.

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

Independent Auditors' Report

Balance Sheet

Statement of Operations

Statement of Cash Flows

Statements of Changes in Stockholders' Equity

Notes to Financial Statements

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Form 8-K was filed on December 10, 2001 stating the following decision to change the certified public accountant.

Wesley Crowley, CPA of CROWLEY & HENSLEY, the independent accountant who had been engaged by AutoFund Servicing, Inc., as the principal accountants to audit the company's consolidated financial statements, was dismissed effective December 5, 2001.  On December 5, 2001, the Company engaged Clyde Bailey, P.C. as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2001.

The decision to change the Company's independent accountants from Wesley Crowley, CPA to Clyde Bailey, P.C. was recommended by the Board of Directors and approved by the Company's Board of Directors.

The reports of. Wesley Crowley, CPA, on the financial statements of the Company during the period ending December 31, 2000 did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.


During the period ending December 31, 2000, and through the date of dismissal of Wesley Crowley, CPA, the Company did not have any disagreements with, Wesley Crowley, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wesley Crowley, CPA would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, and positions of the Company’s present officers and directors are set forth below:

Name

Age

Position(s)

James Haggard

51

President / Chief Executive Officer/Secretary and Director

John Polgar

50

Executive Vice President / Chief Operating Officer

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

EXECUTIVE COMPENSATION TABLE

Name and				Other	All
Principal				Annual	Other
position	Year	Salary	Bonus	Compensation	Compensation
James Haggard President and Chief Executive Officer	2001 2000 1999	$147,000 $200,000 $90,000	0 0 0	$14,544 (1)	0 0 0
John Polgar Executive Vice President and Chief Operating Officer	2001 2000 1999	$48,000 $200,000 $78,000	0 0 0	$14,544 (1)	0 0 0

(1)  $2,544 in insurance benefits and $12,000 in automobile allowance.

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2001.  The company expects to pay James Haggard his normal salary of $200,000 in the year 2002.  The company also expects to pay John Polgar his regular salary of $150,000 in the year 2002.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of AFSI’s directors, officers and key employees, individually and as a group, and the present owners of 5% or more of the Company’s total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in the offering.  The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name

Number of

Number of

Percentage of

Address

Shares Before

Shares

Ownership

Beneficial Owner [1]

Offering

After Offering

After Offering

James Haggard

18,000,000

18,000,000

90%

115 Canter Gait

Shavano Park, Texas 78231

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” have were filed with the company’s SB-2/A filed on 10/13/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K.

Form 8-K was filed on December 10, 2001.


AUTOFUND SERVICING, INC.

Financial Statements

December 31, 2001

Independent Auditors' Report

To the Board of Directors and Shareholders

Autofund Serving,  Inc.

We have audited the accompanying balance sheet of Autofund Servicing Inc. (“Company”) as of December 31, 2001 and the related statement of operations, changes in stockholders’ equity, and statement of cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.  The statement of operations, changes in stockholders’ equity, and statement of cash flows for the year ended December 31, 2000 were audited by another auditor and expressed an unqualified opinion on their report dated June 9 , 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in Note N in the notes to financial statements.

Clyde Bailey

Certified Public Accountants

10924 Vance Jackson #404

San Antonio, Texas 78230

(210) 699-1287(ofc.)

(888) 699-1287 ¨ (210) 691-2911 (fax)

Member:

American Institute of CPA’s

Texas Society of CPA's

March 17, 2002

San Antonio, Texas


AutoFund Servicing, Inc.

BALANCE SHEET

DECEMBER 31, 2001

December 31, 2001
ASSETS
Current Assets
Accounts Receivable	$ 17,357
Inventory Loan Portfolio, net	194,574
Total Current Assets	211,930
Fixed Assets
Building Improvements	38,071
Furniture and Fixtures	178,387
Equipment	102,918
Software	23,722
Less: Accumulated Depreciation	(156,521)
Total Fixed Assets	186,577
Other Assets
Deferred Offering Costs	$70,673
Deferred Income Tax Benefit	71,277
Inventory Loan Portfolio, net	778,294
Total Other Assets	920,244
Total Assets	1,318,751

LIABILITIES
Current Liabilities
Accounts Payable	194,453
Cash Overdraft	19,710
Accrued liabilities	56,148
Current Portion of Notes Payable	266,667
Total Current Liabilities	536,978
Long Term Liabilities
Notes Payable	684,458
Total Long Term Liabilities	684,458
Deferred Credit
Deferred Income Taxes	10,794
Total Deferred Credit	10,974

STOCKHOLDERS’ EQUITY
Common Stock
Common stock – 50 million shares authorized
20 million shares issued and outstanding, $.001 par value	20,000
Accumulated Surplus	66,522

Total Stockholder’s Equity (Deficit)	86,522
Total Liabilities and Shareholders’ Equity	$1,318,751

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


STATEMENTS OF OPERATIONS

As of December 31, 2001

For the Years Ended December 31

	2001	2000
Income:
Servicing Income	$ 1,797,450	$ 2,274,855
Other Income	216,324	0
Total Income	2,013,774	2,274,855

Operating Expenses:
Collection Expense	72,487	16,674
Telephone Expense	70,165	96,583
Depreciation Expense	68,619	56,278
Insurance	68,383	70,178
Amortization	200,287	-
Payroll Taxes	95,386	92,528
Rent	277,128	134,070
Wages & Salaries	972,537	1,244,597
Other General & Administrative Expenses	345,591	328,659
Total Operating Expenses	2,170,583	2,039,567
Net Operating Income/(Loss)	(156,810)	235,288

Other Income and Expenses:
Interest Expense	(52,827)	-
Net Other Income and (Exp)	(52,827)	-
Net Income Before Income Tax	(209,637)	235,288
Income Tax Benefit (Expense)	71,276	(75,317)

Net Income/(Loss)	$ (138,361)	159,971
Earnings (Loss) per Share	$ (0.01)	$ 0.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

STATEMENT OF CASH FLOWS

As of December 31, 2001

For the Years Ended December 31,
	2001	2000
Cash Flows From Operating Activities:
Net Income (Loss)	$(138,361)	$159,971
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred Income Taxes		12,404
Depreciation	68,619	56,278
Amortization	200,287
Change in operating assets and liabilities
Accounts Receivable	43,029	(58,140)
Deferred Income Tax Benefit	(71,277)	-
Accounts payable	106,703	46,372
Federal Income tax payable	(62,913)	47,597
Deferred Income Tax	(1,610)	-
Accrued Liabilities	15,045	24,752
Net Cash Provided (Used) by Operating Activities:	159,524	289,234
Cash Flows from Investing Activities:
Equipment Purchases	-	(137,474)
Deferred offering costs	-	(70,673)
Inventory Portfolio	(978,581)	--
NET CASH (USED) BY INVESTING ACTIVITIES:	(978,581)	(208,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note proceeds – short term		139,000
Note payments – short term		(139,000)
Payments – stockholder loan	(5,000)	(53,832)
Notes Payable – long term	951,125	--
	--	--
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$946,125	$(53,832)
NET INCREASE (DECREASE) IN CASH	127,067	27,255
CASH, AT BEGINNING OF YEAR	47,797	20,542
CASH, AT END OF YEAR	$174,864	47,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Taxes Paid	$62,913	$16,096
Interest	20,200	--


AutoFund Servicing, Inc.

Statement of Stockholder’s Equity

As of December 31,2001

COMMON STOCK
	SHARES	$.001 Par Value	PAID-IN CAPITAL	ACCUMULATED Surplus	Stockholder’s Equity

Balances – January 1, 2000	20,000,000	$20,000	-	$44,912	$64,912
Net income for 2000				159,971	159,971

Balances, December 31, 2000	20,000,000	20,000		204,883	224,883

Net Income for 2001				(138,361)	(138,361)

	20,000,000	20,000		$66,522	$86,522


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The company services deficient loan portfolios for lenders nationwide.  These loan portfolios are a combination of written off accounts, bankruptcy accounts and other accounts placed for collection.  The company currently provides these services on a fee basis.  The company periodically purchases these loan portfolios at a discount for its own servicing.

Management Estimates

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

Revenue Recognition

The company derives its income from fees paid by its customers for successful collection efforts.  The contractual  arrangement pays the  company a  percentage  of  collections  and reimburses  it for  collection expenses  paid on behalf of its  customers.  Currently, the company is working under contracts on two separate portfolios.  The first contract pays a 29% fee for collections and reimburses expenses for efforts on one loan portfolio.  The second contract pays a 50% fee for collection and reimburses expenses on the second portfolio. In 2001, the Company purchased a block of loans and recognizes revenue as the delinquent loans are collected.

Accounts Receivable

The balance in accounts receivable is considered by management to be collectible in full.  Uncollectible accounts are charged to operations when management deems them to be bad debts.

Inventory

Loan portfolio purchases are recorded at cost.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is expensed using straight-line and accelerated methods over the estimated useful lives of the assets.  The estimated useful lives are:  building-30 to 40 years; equipment and tools-5 to 7 years; software-5 years; furniture and fixtures-5 to 7 years. Depreciation expense in the amount of $68,619 and $56,278 has been recognized for the years ended December 31, 2001 and 2000 respectively.

Federal Income Taxes

These statements have been prepared on the accrual, basis. For Federal income tax purposes, the Company reports income on the cash method. Deferred income taxes are provided for differences in timing in reporting certain income and expenses for financial statement and tax purposes.

Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Information, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.” SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

NOTE B - FEDERAL INCOME TAX

Deferred income taxes arise from temporary differences resulting from the Company’s subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company’s previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company’s material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

NOTE C - ACCOUNTS RECEIVABLE

At balance sheet date, accounts receivable consisted of the following:

Due from customers for collection services:  $ 17,357

One customer accounts for 100% of current trade receivables.

NOTE D – INVENTORY

The company purchases defaulted loan portfolios from major lenders and utilizes its collection expertise to cash out these loans. Any proceeds from collections are recorded as income.  Management amortizes portfolio costs to expense on a prorata basis of actual collections to expected collections. For the year ended December 31, 2001, a total of $200,287 has been recognized as amortization expense as a reduction of portfolio costs.

NOTE E - CONCENTRATION OF CREDIT RISK

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


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

Year Ended December 31,

                          2002                       240,597

                          2003                       240,597

                          2004                       240,597

                          2005                       180,448

                                                                       $1,142,836

As of year end, the Company was in default of the lease payments and moved out of the office in March 2002. The Company has acquired new office facilities and plans to negotiate a settlement on the prior office lease.

NOTE H - RISKS AND UNCERTAINTIES

The company's future operating results may be affected by a number of factors. Currently, the company is servicing portfolios for two major banking customers under agreements which are modified from time to time. The most recent amendment increased the company’s fee structure from 29% of collections to 50% of collections.  The customers also reimburse the company for out of pocket expenses.  Company management is continually seeking additional business either in the form of a fee based collection service or a circumstance whereby the company will purchase a portfolio at a substantially discount and will then own any proceeds collected on those accounts.  At the balance sheet date, management was in negotiation with several potential customers to provide service or structure a direct purchase of accounts.

NOTE I - BUSINESS COMBINATION

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

NOTE J - CAPITAL STRUCTURE

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

NOTE K – LOAN PORTFOLIO

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

The Company purchased a loan portfolio from one of its customers. The company completed the purchase on March 9,


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

(Continued)

2001 for $1,115,000. The Company paid $400,000 down and the seller financed the balance of $715,000. The agreement called for a $200,000 discount if the debt is paid within 180 days of closing.  The loan portfolio carries a gross loan value of over $90,000,000 and the Company expects to collect about 8% of the amount based on historical collection history.

NOTE L – NOTES PAYABLE

The Company has two notes payable in its balance sheet relating to the loan portfolio purchase in March 2001. The details are as follows:

1) All American Acceptance Corporation – The note is dated March 9, 2001 with an outstanding balance of $715,000 as of December 31, 2001. The notes call for payments over a 24 month period after the Bank One note is paid in full. Accrued interest has been recorded in the amount of $32,439 as of December 31, 2001. The All American note has a second lien on the loan portfolio. The unpaid balance on the debt will carry an interest rate as follows:

                  Months                             Rate

                     1-6                            Prime + 1%

                     7-12                          Prime + 2%

                   13-18                          Prime + 3%

                   19-24                          Prime + 4%

2) Bank One – The Company signed a note dated March 27, 2001 in the amount of $400,000. The note is being paid in equal principal payments over an 18 month period in the amount of $22,222 with interest rate that is adjusted quarterly. As of December 31, 2001, the interest rate is 6.75% and is adjusted quarterly. The collateral of the note is the accounts receivable and loan portfolio plus the personal guaranty of the principal stockholder and president. Bank One has a first lien on these assets.

For the period ended December 31, 2001, the Company has $266,667 in current liabilities and $684,458 as long-term liabilities on these notes.

NOTE M – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, and is in default of its office lease that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

NOTE N - SUBSEQUENT EVENTS

As of year end, the Company was in default and attempted re-negotiation of the lease was not successful and the Company moved out of the office in March 2002. The Company has acquired new office facilities and plans to negotiate a settlement on the prior office lease. The Company signed a new three year lease on 7,000 square feet with monthly payment of $7,500 in March 2002.

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

April 12, 2002