Form 10QSB
period 2002-03-31
AUTOFUND SERVICING INC
filed 2002-05-15
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

Notification of Late Filing

(Check One):  [ ] Form 10-k  [ ] Form 20-F  [ ] Form 11-k  [ ] Form 10-Q [X]Form N-SAR

For Period Ended:  March 31, 2002

[ ]  Transition Report on Form 10-K

[ ]  Transition Report on From 20-F

[ ]  Transition Report on Form 11-K

[ ]  Transition Report on From 10-Q

[ ]  Transition Report on From N-SAR

For the Transition Period Ended:________________

PART I REGISTRANT INFORMATION

Full Name of Registrant:  AutoFund Servicing, Inc.

Former Name if Applicable:

Address of Principal Executive Office:  3201 Cherry Ridge Drive

City, State and Zip Code:  San Antonio, Texas 78230

Part II  RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.  (Check box if appropriate)

(a)

The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]

(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date;  or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date;  and

(a)

The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III  NARRATIVE

The accounting can not be completed in order to file by May 15, 2002 without unreasonable effort and expense.

PART IV OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

James D. Haggard

(210) 979-0840

(2)  Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If answer is no, identify report(s).  [X] Yes  [ ] No

(3)  Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?  [ ] Yes  [X] No

Name of Registrant as Specified in Charter:  AutoFund Servicing, Inc.  has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 15, 2002

By: /s/ James D. Haggard

--------------------------------------

James D. Haggard

Chairman, Sole Director, President

and Secretary/Treasurer (Principal

Financial and Accounting Officer)