Form 10KSB/A
period 2001-12-31
AUTOFUND SERVICING INC
filed 2002-06-05
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

<r>Form 10-KSB/A<r>

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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

STATEMENT OF CASH FLOWS

As of December 31, 2001

For the Years Ended December 31,
	2001	2000
Cash Flows From Operating Activities:
Net Income (Loss)	$(138,361)	$159,971
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred Income Taxes		12,404
Depreciation	68,619	56,278
Amortization	200,287
Change in operating assets and liabilities
Accounts Receivable	43,029	(58,140)
Deferred Income Tax Benefit	(71,277)	-
Accounts payable	106,703	46,372
Federal Income tax payable	(62,913)	47,597
Deferred Income Tax	(1,610)	-
Accrued Liabilities	15,045	24,752
Net Cash Provided (Used) by Operating Activities:	159,524	289,234
Cash Flows from Investing Activities:
Equipment Purchases	-	(137,474)
Deferred offering costs	-	(70,673)
Inventory Portfolio	<r>(1,173,155)<r>	--
NET CASH (USED) BY INVESTING ACTIVITIES:	<r>(1,173,155)<r>	(208,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note proceeds – short term		139,000
Note payments – short term		(139,000)
Payments – stockholder loan	(5,000)	(53,832)
Notes Payable – long term	951,125	--
	--	--
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$946,125	$(53,832)
NET INCREASE (DECREASE) IN CASH	<r>(67,507)<r>	27,255
CASH, AT BEGINNING OF YEAR	47,797	20,542
CASH, AT END OF YEAR	<r>$(19,710)<r>	47,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Taxes Paid	$62,913	$16,096
Interest	20,200	--

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

June 4, 2002