Form 10QSB/A
period 2002-03-31
AUTOFUND SERVICING INC
filed 2002-06-12
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2002.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

 to .

Commission file number:  333-47404

AutoFund Servicing, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0465858

(IRS Employer Identification No.)

3030 Nacogdoches Rd, Suite 200, San Antonio, TX  78217

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

20 million three hundred and eighty thousand shares outstanding of Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes.[ ]

No[X]



Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.

Consolidated Balance Sheets

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSESTS
Current Assets:
Accounts receivable	100	17,357
Inventory Loan Portfolio, net	172,614	194,574
Total Current Assets	172,713	211,930
Fixed Assets
Building Improvements	38,071	38,071
Furniture and Fixtures	178,387	178,387
Equipment	102,918	102,918
Software	23,722	23,722
Less: Accumulated Depreciation	(173,676)	(156,521)
Total Property & Equipment	169,422	186,577
Other Assets:
Deposits	19,406
Deferred Offering Costs	70,673	70,673
Deferred Income Tax Benefit	111,887	71,277
Inventory Loan Portfolio, net	690,456	778,294
Total Other Assets	892,422	920,244
Total Assets	$1,234,557	$1,318,751
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$193,638	$194,453
Cash Overdraft	36,726	19,710
Accrued liabilities	63,251	56,148
Current Portion of Notes Payable	266,667	266,667
Total Current Liabilities	$560,281	$536,978
Long Term Liabilities
Notes Payable	617,791	684,458
Total Long Term Notes Payable	617,791	684,458
Net Long Term Liabilities	617,791	684,458
Total Liabilities	$1,178,072	$1,221,436
Deferred Credit
Deferred Income taxes	10,794	10,794
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million three hundred and eighty thousand shares Issued and outstanding, $.001 par value	20,380	20,000
Additional Paid in Capital	37,620	-
Accumulated Surplus	(12,309)	66,522
Net Stockholders’ Equity	45,691	86,522
Total Liabilities and Stockholder’s Equity	$1,234,557	$1,318,751

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Consolidated Statement of Operations

(Unaudited)

For the Three Months Ended March 31

	2002	2001
Revenues:
Revenues	$ 316,216	$ 531,240

Total Revenues	316,216	531,240

Costs and Expenses
Direct cost revenues	151,492	275,183
General and administrative	119,201	191,177
Consulting Fees	38,000	-
Amortization	109,799	-
Depreciation	17,155	9,000
	435,657	475,360
Income (loss) before income taxes	(119,440)	55,880

Income (loss) before income taxes
Current tax (expense) benefit	40,610	(10,836)
Deferred tax (expense) benefit	-	(6,770)

Total Income Tax Expense benefit	40,610	(17,606)

Net Income	$ (78,830)	$ 38,274

Earnings per share	*	*

Weighted average shares outstanding	20,000,000	20,000,000
*Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Statements of Cash Flows

(UNAUDITED)

THREE MONTHS ENDED MARCH 31,

	2002	2001
Cash Flows From Operating Activities:
Net income	$(78,830)	$38,274
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Deferred income taxes	-	(6,770)
Amortization	109,799
Stock Issued for Services	38,000
Depreciation	17,155	9,000
Change in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	17,257	(26,515)
(Increase) Decrease in accounts receivable Loan portfolio	-	(1,101,593)
Increase (Decrease) in Accounts payable	(817)	(18,530)
Increase (Decrease) Federal income taxes	-	10,836
Increase (Decrease) Accrued liabilities	7,103	9,253

Net Cash Provided (Used) by Operating Activities	109,667	(1,086,045)

Cash Flows From Investing Activities:
Deposits	(19,406)	-
Net Cash (Used) in Investing Activities	(19,406)	-

Cash Flows From Financing Activities:
Note proceeds-short term	-	187,092
Note proceeds-long term	-	927,908
Note payments-long term	(66,667)	-

Net Cash Provided by Financing Activities	(66,667)	1,115,000

Increase (Decrease) in Cash & Cash Equivalents	23,594	28,955

Cash & Cash Equivalents at Beginning of period	(19,710)	47,797

Cash & Cash Equivalents at End of period	$3,884	$76,752

Disclosures from Operating Activities:
Interest Expense	$31,009	$26,065
Taxes	$---	-
Significant Non-Cash Transactions:
Stock Issued for Services	$38,000	$7,656

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AUTOFUND SERVICING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

COMMON STOCK

	SHARES	$0.001 Par Value	PAID IN CAPITAL	ACCUMULATED SURPLUS	STOCKHOLDERS’ EQUITY

Balance January 1, 2000	20,000,000	$20,000	-	44,912	64,912
Net income for 2000	-	-		159,971	159,971

Balance, December 31, 2000	20,000,000	20,000	-	204,883	224,883

Net income for 2001	- 20,000,000	- 20,000	-	(138,361) 66,522	(138,361) 86,522

Stock Issued for Services	380,000	380	37,620	-	38,000

Net income for March 31, 2002	-	-	-	(78,831)	(78,831)
	20,380,000	20,380	37,620	(12,309)	45,691

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION

General

The Company

On July 25, 2000 the sole shareholder of the company entered into an agreement with Autofund Servicing, Inc., a Nevada corporation, to exchange 100% of the issued and outstanding shares of Autofund Servicing, Inc., a Texas Corporation, for 18 million shares (90% of the outstanding shares) of the Nevada corporation. Further, since Autofund Servicing, Inc. (AFSI Nevada) was a non-operating shell corporation with minimum assets, the issuance of 18 million common shares for Autofund Servicing, Inc.  (AFSI Texas) is recorded as a capital transaction rather that a business combination.  That is, the transaction is equivalent to AFSI Texas issuing the stock for the net assets of AFSI Nevada, accompanied by a recapitalization. Pursuant to an agreement the shareholder exchanged 10,000 shares  of  common  stock  for 18  million  shares  of  stock  in a  transaction characterized  as a capital  transaction  rather  than a  business  combination.

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

The Company purchased a loan portfolio from one of its customers. The company completed the purchase on March 9, 2001 for $1,115,000. The Company paid $400,000 down and the seller financed the balance of $715,000. The agreement called for a $200,000 discount if the debt is paid within 180 days of closing.  The loan portfolio carries a gross loan value of over $90,000,000 and the Company expects to collect about 8% of the amount based on historical collection history.

For the quarter ended March 31, 2001 amortization in the amount of $ 109,799  has been recognized as part of the cost recovery of the loan portfolio.

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission

Loss per Common Share

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of March 31, 2002.

Note 2 – Common Stock

The Company issued 380,000 shares of its common stock on March 4, 2002 to certain employees for services performed. The shares were valued at $38,000.

Note 3 – Commitment and Contingencies

As of year end, the Company was in default and attempted re-negotiation of the lease was not successful and the Company moved out of the office in March 2002. The Company has acquired new office facilities and plans to negotiate a settlement on the prior office lease. The Company signed a new three year lease on 7,000 square feet with monthly payment of $7,500 in March 2002. Because of the default in the office lease and the disruption of operations, the Company has sustained losses during the quarter ended March 31, 2002.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the issues raised above raise substantial doubt about its ability to continue as a going concern.

Note 4 – Subsequent Events

There are no subsequent events that warrant disclosure in these financial statements.


Item 2:  Management’s Discussion and Analysis of Operations

Current Quarter in 2002 Compared to Prior Year Quarter in 2001

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended March 31, 2002, is $316,216 compared to the three months ended March 31, 2001, which was $531,240.  This is a decrease of $215,024.

Total expenses for the three months ended March 31, 2002, is $435,657 compared to the three months ended March 31, 2001, which was $475,360.  This is a decrease in expenses of $39,703.  Expenses have decreased slightly however, the decrease is minimal and needs no further discussion.

Thus, the net loss for the three months ended March 31, 2002 is $78,830 compared to the three months ended March 31, 2001, which was a gain of $38,274. Net gain has decreased by $40,556 for this three-month period.  Revenue has decreased this quarter causing the net loss even though expenses have slightly decreased.

On May 29, 2002 Mr. James D. Haggard sent a letter to all of the company vendors the letter, in its entirety read as follows; As of June 5, 2002 AutoFund Servicing, Inc. a Texas corporation will cease operation. We have exhausted all known avenues in an attempt to raise capital and have been unsuccessful.  We truly regret having to take this action but there are no other options.

AutoFund Servicing, Inc. the Texas Corporation was the only source of revenue for the holding company AutoFund Servicing, Inc. the Nevada Corporation.  The holding company will now search for a merger candidate in its same industry if possible.


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

Date: June 8, 2002