Form 10QSB
period 2002-06-30
AUTOFUND SERVICING INC
filed 2002-09-23
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2002.

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

Yes.[ ]

No[X]



Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.

Consolidated Balance Sheets

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSESTS
Current Assets:
Cash in Bank	$ 90	-
Accounts receivable	-	17,357
Inventory Loan Portfolio, net	-	194,574
Total Current Assets	90	211,931
Fixed Assets
Building Improvements	38,071	38,071
Furniture and Fixtures	178,387	178,387
Equipment	102,918	102,918
Software	23,722	23,722
Less: Accumulated Depreciation	(190,830)	(156,521)
Total Property & Equipment	152,267	186,577
Other Assets:
Deposits	-
Deferred Offering Costs	70,673	70,673
Deferred Income Tax Benefit	71,277	71,277
Inventory Loan Portfolio, net	-	778,294
Total Other Assets	141,950	920,244
Total Assets	$294,307	$1,318,752
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$193,216	$194,453
Cash Overdraft	-	19,710
Accrued liabilities	32,627	56,148
Current Portion of Notes Payable	183,178	266,667
Total Current Liabilities	$409,021	$536,978
Long Term Liabilities
Notes Payable, net of Current Portion	-	684,458
Total Long Term Notes Payable	-	684,458
Net Long Term Liabilities	-	684,458
Total Liabilities	$409,021	$1,221,436
Deferred Credit
Deferred Income taxes	10,794	10,794
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million three hundred and eighty thousand shares and 20 million shares Issued and outstanding, $.001 par value	20,380	20,000
Additional Paid in Capital	37,620	-
Accumulated Surplus	(183,508)	66,522
Net Stockholders’ Equity	(125,508)	86,522
Total Liabilities and Stockholder’s Equity	$294,307	$1,318,752

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Consolidated Statement of Operations

(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,
REVENUES:	2002	2001	2002	2001
Revenues	143,281	614,142	459,497	1,145,382
Total Revenues	$143,281	$614,142	$459,497	$1,145382

Costs and Expenses
Direct cost revenues	17,676	226,283	169,167	501,466
General and administrative	97,971	387,469	217,181	578,646
Consulting Fees	-	-	38,000	-
Interest	-	8,877	-	8,877
Amortization	-	-	109,799	-
Depreciation	17,155	9,000	34,310	18,000

	132,802	631,629	568,457	1,106,989
Other Income and Expenses
Write-off Loan Portfolio	(141,069)	-	(141,069)	-

Income (Loss) Before Income Taxes	(130,590)	(17,487)	(250,030)	38,393
Income (Loss) Before Income Taxes
Current tax expense	-	(2,048)	-	8,788
Deferred tax expense	-	(8,380)	-	(1,610)
Total Income Tax Expense (Benefit)	-	(10,428)	-	7,718

Income (Loss) from Operations	(130,590)	(7,059)	(250,030)	31,215

Net Income	$(130,590)	$(7,059)	$(250,030)	$31,215

Earnings per share:	*	*	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Statements of Cash Flows

(UNAUDITED)

SIX MONTHS ENDED JUNE 30,

	2002	2001
Cash Flows From Operating Activities:
Net income	$(250,030)	$31,215
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Deferred income taxes	-	(1,610)
Amortization	109,799	-
Stock Issued for Services	38,000	-
Write-off Loan Portfolio	(141,069)	-
Depreciation	34,310	18,000
Change in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	17,357	9,213
(Increase) Decrease in accounts receivable Loan portfolio	972,868	(1,069,849)
Increase (Decrease) in Accounts payable	(1,237)	5,520
Increase (Decrease) Federal income taxes	-	(43,078)
Increase (Decrease) Current Portion L/T Debt	(83,489)	-
Increase (Decrease) Accrued liabilities	(23,521)	18,313

Net Cash Provided (Used) by Operating Activities	672,988	(1,032,276)

Cash Flows From Investing Activities:
Deposits	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Note proceeds-short term	-	266,667
Note payments-short term	-	(66,667)
Note proceeds-long term	-	848,333
Long-Term Debt in Lieu of Loan Portfolio Foreclosure	(653,188)	-
Note payments-stockholder loans	-	(5,000)
Net Cash Provided by Financing Activities	(653,188)	1,043,333

Increase (Decrease) in Cash & Cash Equivalents	19,800	11,057

Cash & Cash Equivalents at Beginning of period	(19,710)	47,797

Cash & Cash Equivalents at End of period	$90	$58,854

Disclosures from Operating Activities:
Interest Expense	$3,342	$8,877
Taxes	$---	-

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

For the quarter ended March 31, 2002 amortization in the amount of $ 109,799  had been recognized as part of the cost recovery of the loan portfolio. In May of 2002, the Company entered an agreement to give the loan back to the first lien holder in lieu of the debt. The asset and liability has been written off the balance sheet showing a net loss of $141, 069.

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002, and the results of their operations for the three and six months ended March 31, 2002 and 2001, and their cash flows for the six months ended March 31, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission


Loss per Common Share

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of June 30, 2002.

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

Total Revenue for the three months ended June 30, 2002, is $143,281 compared to the three months ended June 30, 2001, which was $614,142.  This is a decrease of $470,861.  Total Revenue for the six months ended June 30, 2002 is $459,497 compared to the six months ended June 30, 2001, which was $1,145,382.  This is a total decrease of $685,885.

Total expenses for the three months ended June 30, 2002, is $132,802 compared to the three months ended June 30, 2001, which was $631,629.  This is a decrease in expenses of $498,827.  Total expenses for the six months ended June 30, 2002, is $568,457 compared to the six months ended June 30, 2001, which was $1,106,989.  This is a total decrease of $538,532.

Thus, the net loss for the three months ended June 30, 2002 is $130,590 compared to the three months ended June 30, 2001, which was a loss of $7,059.  The net loss for the six months ended June 30, 2002 is $250,030 compared to the six months ended June 30, 2001, which was a gain of $31,215.

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

Date: September 19, 2001