Form 10QSB
period 2002-09-30
AUTOFUND SERVICING INC
filed 2002-11-13
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2002.

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

20 million three hundred and eighty thousand shares and 20 million shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes.[ ]

No[X]



Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.

Consolidated Balance Sheets

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSESTS
Current Assets:
Cash in Bank	$ -	-
Accounts receivable	-	17,357
Inventory Loan Portfolio, net	-	194,574
Total Current Assets	-	211,931
Fixed Assets
Building Improvements	-	38,071
Furniture and Fixtures	-	178,387
Equipment	-	102,918
Software	-	23,722
Less: Accumulated Depreciation	-	(156,521)
Total Property & Equipment	-	186,577
Other Assets:
Deposits	-
Deferred Offering Costs	70,673	70,673
Deferred Income Tax Benefit	-	71,277
Inventory Loan Portfolio, net	-	778,294
Total Other Assets	70,673	920,244
Total Assets	$70,673	$1,318,752
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$-	$194,453
Cash Overdraft	-	19,710
Accrued liabilities	-	56,148
Current Portion of Notes Payable	-	266,667
Total Current Liabilities	$-	$536,978
Long Term Liabilities
Notes Payable, net of Current Portion	-	684,458
Total Long Term Notes Payable	-	684,458
Net Long Term Liabilities	-	684,458
Total Liabilities	$-	$1,221,436
Deferred Credit
Deferred Income taxes	-	10,794
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million three hundred and eighty thousand shares and 20 million shares Issued and outstanding, $.001 par value	20,380	20,000
Additional Paid in Capital	37,620	-
Accumulated Surplus	12,673	66,522
Net Stockholders’ Equity	70,673	86,522
Total Liabilities and Stockholder’s Equity	$ 70,673	$1,318,752

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Consolidated Statement of Operations

(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,
REVENUES:	2002	2001	2002	2001
Revenues	0	458,655	459,497	1,604,037
Total Revenues	$ -	$458,655	$459,497	$1,604,037

Costs and Expenses
Direct cost revenues	-	351,711	169,167	853,177
General and administrative	90	205,307	217,271	783,953
Consulting Fees	-	-	38,000	-
Interest	-	6,841	-	15,718
Amortization	-	-	109,799	-
Depreciation	-	9,000	34,310	27,000

	90	572,859	568,547	1,679,848
Other Income and Expenses
Write-off Loan Portfolio	-	-	(141,069)	-

Income (Loss) Before Income Taxes	(90)	(114,204)	(250,120)	(75,811)
Income (Loss) Before Income Taxes
Current tax expense	-	(9,834)	-	(1,046)
Deferred tax expense	-	(14,348)	-	(15,958)
Total Income Tax Expense (Benefit)	-	(24,182)	-	(17,044)

Income (Loss) from Operations	(90)	(90,022)	(250,120)	(58,807)
Discontinued Operations
Disposal of Subsidiary	196,271	-	196,271
Net Income	$196,181	$(90,022)	$(53,849)	$(58,807)

Earnings per share:	*	*	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	20,380,000	20,000,000	20,190,000	20,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Statements of Cash Flows

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001
Cash Flows From Operating Activities:
Net income	$(53,849)	$(58,807)
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Deferred income taxes	-	(25,900)
Amortization	109,799	-
Depreciation	34,310	27,00
Write-off Loan Portfolio	(141,069)	-
Disposal of Subsidiary	(196,271)	-
Common Stock for Services	38,000	-
Change in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	17,357	17,284
(Increase) Decrease in accounts receivable Loan portfolio	972,868	(974,099)
Increase (Decrease) in Accounts payable	(1,237)	74,500
Increase (Decrease) Federal income taxes	-	(69,970)
Increase (Decrease) Current Portion L/T Debt	(83,489)	-
Increase (Decrease) Accrued liabilities	(23,521)	2,745

Net Cash Provided (Used) by Operating Activities	672,898	(1,007,247)

Cash Flows From Investing Activities:
Deposits	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Note proceeds-short term	-	266,667
Note payments-short term	-	(133,331)
Note proceeds-long term	-	848,333
Long-Term Debt in Lieu of Loan Portfolio Foreclosure	(653,188)	-
Note payments-stockholder loans	-	(5,000)
Net Cash Provided by Financing Activities	(653,188)	976,669

Increase (Decrease) in Cash & Cash Equivalents	19,710	(30,578)

Cash & Cash Equivalents at Beginning of period	(19,710)	47,797

Cash & Cash Equivalents at End of period	$0	$17,219

Disclosures from Operating Activities:
Interest Expense	$3,342	$15,718
Taxes	$---	$78,886

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

On September 25, 2002, the Company agreed to give 100% of the stock in the Texas Corporation back to sole shareholder in exchange for keeping the asset of the offering expenses. This transaction results in the Company not having any assets other than the deferred offering expenses and no liabilities. These financial statements include the financial activities of the Texas Corporation up until September 25, 2002, but the Company was inactive during this period.

LOAN PORTFOLIO

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

Financial Statement Presentation

The unaudited interim financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002.

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

(page)

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of September 30, 2002.

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

Current Quarter in 2002 Compared to Prior Quarter in 2001

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended September 30, 2002, is $0 compared to the three months ended September 30, 2001, which was $458,655.  Total Revenue for the nine months September 30, 2002 is $459,497 compared to the six months ended September 30, 2001, which was $1,604,037.  This is a total decrease of $1,144,540.

Total expenses for the three months ended September 30, 2002, is $90 compared to the three months ended September 30, 2001, which was $572,859.  Total expenses for the nine months ended September 30, 2002, is $568,547 compared to the nine months ended September 30, 2001, which was $1,679,848.  This is a total decrease of $1,111,301.

Thus, the net income for the three months ended September 30, 2002 is $196,181 compared to the three months ended September 30, 2001, which was a loss of $90,022.  The net loss for the nine months ended September 30, 2002 is $53,849 compared to the nine months ended September 30, 2001, which was a loss of $58,807.

On September 25, 2002, the Company agreed to give 100% of the stock in the Texas Corporation back to sole shareholder in exchange for keeping the asset of the offering expenses. This transaction results in the Company not having any assets other than the deferred offering expenses and no liabilities. These financial statements include the financial activities of the Texas Corporation up until September 25, 2002, but the Company was inactive during this period.


Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s SB-2/A on 10/13/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K filed this period.

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

Date: November 13, 2002