Form 10KSB
period 2002-12-31
AUTOFUND SERVICING INC
filed 2003-04-16
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

AutoFund Servicing, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0465858 (I.R.S. Employer Identification No.)	18026 Cerca Azul, San Antonio, TX (Address of principal executive offices)
Issuer's telephone number: (210) 402-6344	78259 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of class:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:  Common Stock $.001 par value.

Name of each exchange on which registered:  NASDAQ

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $459,497

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.);  None.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,480,000 of Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)


TABLE OF CONTENTS

Item	Page #
Description of Business	1
Description of Property	2
Legal Proceedings	2
Submission of Maters to a Vote of Security Holders	2
Market for Common Equity and Related Stockholder Matters	2
Management’s Plan of Operations	4
Financial Statements	5
Changes in and Disagreements with Accountants	5
Directors and Executive Officers	6
Executive Compensation Table	6
Security Ownership of Certain Beneficial Owners and Management	6
Certain Relationships and Related Transactions	7
Exhibits and Reports on Form 8-K	7
Independent Auditors' Report	8
Balance Sheet	9
Statements of Operations	10
Statement of Cash Flows	11
Statement of Stockholders’ Equity	12
Notes to Financial Statements	13
Signatures	16


DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 7, 1997 under the name “Sphinx Industries, Inc.”  On July 7, 2000, we changed our name to AutoFund Servicing, Inc.  Our President and Chief Executive Officer is James D. Haggard.  We are temporarily located at 18026 Cerca Azul, San Antonio, Texas 78259, phone number 210.402.6344.  We are primarily a collection agency specializing in the recovery of moneys from consumers who have defaulted on their auto loans.  After default has occurred against the original lender, we purchase the account and attempt to collect moneys on the account.

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

We (AutoFund, the Nevada Corporation formerly known as Sphinx Industries, Inc.) purchased AutoFund the Texas Corporation on July 7, 2000.  On June 5, 2002 AutoFund Servicing, Inc. a Texas corporation ceased all operations. Mr. Haggard is currently the major shareholder of AutoFund the Nevada Corporation with 88% of the outstanding common shares issued.

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


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

The company is temporarily residing at 18026 Cerca Azul, San Antonio, Texas 78259.  This location is temporary and the company is not required to pay rent.

LEGAL PROCEEDINGS

AutoFund Servicing, Inc., is not a party to any pending litigation and none is contemplated or threatened.

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Common Stock

The Company’s authorized capital common stock consists of 50,000,000 shares of common stock, $.001 par value per share.  As of the date of this report, there are 20,480,000 shares of common stock issued and outstanding, which are held of record by approximately 317 holders.

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


	High	Low
Period Ended March 31, 2002	$0.19	$0.07
Period Ended June 30, 2002	$0.15	$0.04
Period Ended September 30, 2002	$0.10	$0.03
Period Ended December 31, 2002	$0.10	$0.05

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Public Securities, Charles Schwab & Co, and M.H. Meyerson & Co.

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


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

Preferred Stock

AFSR’s authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share.  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the board of directors, shall be paid out of funds at the time legally available for such purpose. The preferred stock will bear simple interest at an annual rate of 10% and the interest will be paid in common stock with an arbitrary value of $2.00 per share.  For example, if you purchase 1000 shares of preferred stock at $1.64 a share for a total value of $1640.00, at the end of one year, you will receive $164.00 worth of common stock with an arbitrary value of $2.00 per share (82 shares of common stock).  Exhibit 99.11 creates the preferred stock and was filed with the company’s SB-2/A in March 2001.

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


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

AutoFund Servicing, Inc. the Texas Corporation was the only source of revenue for the holding company AutoFund Servicing, Inc. the Nevada Corporation.  The holding company will now search for a merger candidate in its same industry if possible.  Form 8-K was filed on June 10, 2002.

Liquidity and Capital Resources

It is management’s belief that future purchases and expansion will be financed through cash flow from operations and other forms of financing.  There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

FINANCIAL STATEMENTS

The following report and financial statements of the Corporation are contained on the pages indicated.

Independent Auditors' Report

Balance Sheet

Statement of Operations

Statement of Cash Flows

Statements of Changes in Stockholders' Equity

Notes to Financial Statements

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, and positions of the Company’s present officers and directors are set forth below:

Name

Age

Position(s)  (table)

James Haggard

51

President / Chief Executive Officer/Secretary and Director

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

EXECUTIVE COMPENSATION TABLE

Name and				Other	All
Principal				Annual	Other
position	Year	Salary	Bonus	Compensation	Compensation
James Haggard President and Chief Executive Officer	2002 2001 2000	$24,000 $147,000 $200,000	0 0 0	$14,544 (1)	0 0 0

(1)  $2,544 in insurance benefits and $12,000 in automobile allowance.

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2002.

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


Title Of Class	Name & Address Of Beneficial Owner	Amount & Nature Of Beneficial Ownership	Percentage of Class
Common Stock	James Haggard 115 Canter Gait Shavano Park, Texas 78231	18,000,000	88%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” have were filed with the company’s SB-2/A filed on 10/13/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K.

Form 8-k was filed on October 24, 2002 regarding the closure of AutoFund Servicing, Inc., the Texas Corporation, which was no longer in operation.  AutoFund Servicing, Inc., the Nevada Corporation would agree to exchange 100% ownership of AutoFund Servicing, Inc., the Texas Corporation to Mr. James D. Haggard individually and in this agreement the Nevada Corporation would retain the $70,673.00 of the offering documents expenses.   As a result of this exchange the balance of Assets and all liabilities of AutoFund Servicing, Inc., the Nevada Corporation, would be removed.  The Board of Directors approved this transaction.


Independent Auditors' Report

CLYDE BAILEY P.C.

_______________________________________________________________________________________

Certified Public Accountants

10924 Vance Jackson #404

San Antonio, Texas 78230

(210) 699-1287(ofc.)

(888) 699-1287 ¨ (210) 691-2911 (fax)

Member:

American Institute of CPA’s

Texas Society of CPA's

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders

Autofund Serving, Inc.

We have audited the accompanying balance sheet of Autofund Servicing Inc. (“Company”) as of December 31, 2002 and the related statement of operations, changes in stockholders’ equity, and statement of cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.  .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.

Clyde Bailey

Certified Public Accountant

March 17, 2003

San Antonio, Texas


AutoFund Servicing, Inc.

BALANCE SHEET

DECEMBER 31, 2002

December 31, 2002
ASSETS
Current Assets
Cash in Bank	$ -
Total Current Assets	-
Other Assets
Deferred Offering Costs	$70,673
Total Other Assets	70,673
Total Assets	70,673

LIABILITIES
Current Liabilities
Accrued liabilities	-
Total Current Liabilities	-

STOCKHOLDERS’ EQUITY
Common Stock
Common stock – 50 million shares authorized
20,480,000 shares issued and outstanding, $.001 par value	20,480
Additional Paid in Capital	37,520
Accumulated Surplus	12,673

Total Stockholder’s Equity (Deficit)	70,673
Total Liabilities and Shareholders’ Equity	$70,673

The accompanying notes are an integral part of the financial statements.


STATEMENTS OF OPERATIONS

As of December 31, 2002

For the Years Ended December 31

	2002	2001
Income:
Servicing Income	$ 459,497	$ 1,797,450
Other Income	-	216,324
Total Income	459,497	2,013,774

Operating Expenses:
Collection Expense	169,167	72,487
Depreciation Expense	34,310	68,619
Insurance	-	68,383
Amortization	109,799	200,287
Consulting Fees	38,000	-
Other General & Administrative Expenses	217,271	1,760,807
Total Operating Expenses	568,547	2,170,583
Net Operating Income/(Loss)	(109,050)	(156,809)

Other Income and Expenses:
Write Off Loan Portfolio	(141,069)
Interest Expense	-	(52,827)
Net Other Income and (Exp)	(141,069)	(52,827)
Net Income Before Income Tax	(250,119)	(209,636)
Income Tax Benefit (Expense)	-	71,276

Discontinued Operations
Disposal of Subsidiary	196,271	-

Net Income/(Loss)	$ (53,848)	$ (138,360)
Earnings (Loss) per Share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of the financial statements.


AutoFund Servicing, Inc.

STATEMENT OF CASH FLOWS

As of December 31, 2002

For the Years Ended December 31,
	2001	2002
Cash Flows From Operating Activities:
Net Income (Loss)	$(53,848)	$(138,361)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred Income Taxes
Stock Issued for Services	38,000
Disposal of Subsidiary	196,271
Write off Loan Portfolio	(141,069)
Depreciation	34,310	68,619
Amortization	109,799	200,287
Change in operating assets and liabilities
Accounts Receivable	17,359	43,029
Deferred Income Tax Benefit	71,277	(71,277)
Accounts payable	(194,453)	106,703
Federal Income tax payable	-	(62,913)
Deferred Income Tax	-	(1,610)
Accrued Liabilities	(56,148)	15,045
Net Cash Provided (Used) by Operating Activities:	21,498	159,524
Cash Flows from Investing Activities:
Equipment Purchases	-	-
Deferred offering costs	-	-
Inventory Portfolio	949,336	(1,173,155)
NET CASH (USED) BY INVESTING ACTIVITIES:	949,336	(1,173,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note proceeds – short term	(684,456)
Note payments – short term	(266,667)
Payments – stockholder loan	-	(5,000)
Notes Payable – long term	-	951,125
	--	--
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(951,123)	$946,125
NET INCREASE (DECREASE) IN CASH	19,711	(67,508)
CASH, AT BEGINNING OF YEAR	(19,711)	47,797
CASH, AT END OF YEAR	-	$(19,711)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Taxes Paid	$62,913	$16,096
Interest	20,200	-

The accompanying notes are an integral part of the financial statements.


AutoFund Servicing, Inc.

Statement of Stockholder’s Equity

As of December 31,2002

COMMON STOCK
	SHARES	$.001 Par Value	PAID-IN CAPITAL	ACCUMULATED Surplus	Stockholder’s Equity

Balances – January 1, 2001	20,000,000	$20,000	-	$204,881	$224,881
Net income for 2001				(138,360)	(138,360)

Balances, December 31, 2001	20,000,000	20,000		66,521	86,521
Shares Issued for Services	480,000	480	37,520		38,000
Net Income for 2002				(53,848)	(53,848)

Balance December 31, 2002	20,480,000	20,480	37,520	$12,673	$70,673

The accompanying notes are an integral part of the financial statements.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of December 31, 2002.

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


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

Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.” SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

NOTE 2 - CONCENTRATION OF CREDIT RISK

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

NOTE 3 - FAIR VALUE OF FINANCIAL STATEMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash - The carrying account reported in the balance sheet approximates its fair value.  Accounts Receivable and Accounts Payable - The carrying account reported in the balance sheet approximates its fair value.

NOTE 4 - FEDERAL INCOME TAX

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

Note 5 – Common Stock

The Company issued 380,000 shares of its common stock on March 4, 2002 to certain employees for services performed. The shares were valued at $38,000.


NOTE 6 – GOING CONCERN

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

Note 7 – Subsequent Events

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

April 14, 2003