Form 10QSB
period 2003-03-31
AUTOFUND SERVICING INC
filed 2003-05-13
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2003.

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

Yes.[X]  No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   20 million three hundred and eighty thousand shares common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes.[ ]  No[X]



Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.
Consolidated Balance Sheets

	As of March 31, 2003	As of December 31, 2002
ASSESTS
Current Assets:
Cash in Bank	$ -	$ -
Total Current Assets	-	-
Other Assets:
Deferred Offering Costs	70,673	70,673
Total Other Assets	70,673	70,673
Total Assets	$70,673	70,673
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	$ -	$ -
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million three hundred and eighty thousand shares Issued and outstanding, $.001 par value	20,380	20,480
Additional Paid in Capital	37,620	37,620
Accumulated Surplus	12,673	12,673
Net Stockholders’ Equity	70,673	70,773
Total Liabilities and Stockholder’s Equity	$ 70,673	$ 70,773

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Consolidated Statement of Operations

(Unaudited)

For the Three Months Ended March 31,

REVENUES:	2003	2002
Revenues	-	316,216
Total Revenues	$ -	$316,216

Costs and Expenses
Direct cost revenues	-	151,492
General and administrative	-	119,210
Consulting Fees	-	38,000
Amortization	-	109,799
Depreciation	-	17,155

	-	435,656

Income (Loss) Before Income Taxes	-	(119,440)
Income (Loss) Before Income Taxes
Current tax expense	-	-
Deferred tax expense	-	-
Total Income Tax Expense (Benefit)	-	-

Income (Loss) from Operations	-	(119,440)
Net Income	-	$ (119,440)

Earnings per share:	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	20,480,000	20,480,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Statements of Cash Flows
(UNAUDITED)

For the Three Months Ended March 31,

	2003	2002
Cash Flows From Operating Activities:
Net income	$ -	$(119,440)
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Amortization	-	109,799
Depreciation	-	17,155
Change in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	-	17,257
Increase (Decrease) in Accounts payable	-	(817)
Increase (Decrease) Federal income taxes	-	-

Net Cash Provided (Used) in Operating Activities	-	23,954

Cash Flows From Investing Activities:
Deposits	-	(19,406)
Net Cash (Used) in Investing Activities	-	(19,406)

Cash Flows From Financing Activities:
Issuance of Common Stock, March 4 2002	-	380
Additional paid-in capital	-	37,620
Note payments-long term debt	-	(66,667)
Net Cash Provided by Financing Activities	$ -	$(28,667)

Increase (Decrease) in Cash & Cash Equivalents	-	(24,119)

Cash & Cash Equivalents at Beginning of period	-	(19,710)

Cash & Cash Equivalents at End of period	$ -	$(43,829)

Disclosures from Operating Activities:
Interest Expense	$ -	$ 3,017
Taxes	$ -	$ -

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

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of their operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission

Loss per Common Share

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of March 31, 2003.

(page)

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

Current Quarter in 2003 Compared to Prior Quarter in 2002

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended March 31, 2003, is $0 compared to the three months ended March 31, 2002, which was $316,216.

Total expenses for the three months ended March 31, 2003, is $0 compared to the three months ended March 31, 2002, which was $435,656.

Thus, the net income for the three months ended March 31, 2003 is $0 compared to the three months ended March 31, 2002, which was a loss of $119,440.

Since June 5, 2002 Autofund Servicing Inc., the Texas Corporation has ceased all operations.  Autofund Servicing Inc., the Texas Corpoation was the only source of revenure for the holding company Autofund Servicing, Inc., the Nevada Corporation.  The holding company continues to search for a merger candidate.

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

Date: May 9, 2003