Form 10QSB
period 2003-09-30
AUTOFUND SERVICING INC
filed 2003-10-31
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2003.

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

Yes.[ ]  No[X]



Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.
Consolidated Balance Sheets

	As of September 30, 2003	As of December 31, 2002
ASSESTS
Current Assets:
Cash in Bank	$ -	$ -
Total Current Assets	-	-
Other Assets:
Deferred Offering Costs	70,673	70,673
Total Other Assets	70,673	70,673
Total Assets	$70,673	70,673
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	$ -	$ -
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million three hundred and eighty thousand shares Issued and outstanding, $.001 par value	20,480	20,480
Additional Paid in Capital	37,620	37,620
Accumulated Surplus	12,673	12,673
Net Stockholders’ Equity	70,773	70,773
Total Liabilities and Stockholder’s Equity	$ 70,773	$ 70,773

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Consolidated Statement of Operations

(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,
REVENUES:	2003	2002	2003	2002
Revenues	-	0	-	459,497
Total Revenues		$ 0	-	$459,497
	-
Costs and Expenses
Direct cost revenues	-	-	-	169,167
General and administrative	-	90	-	217,271
Consulting Fees	-	-	-	38,000
Interest	-	-	-	-
Amortization	-	-	-	109,799
Depreciation	-	-	=	34,310

			=	568,547
Other Income and Expenses
Write-off Loan Portfolio	-	-	=	(141,069)

Income (Loss) Before Income Taxes	-	(90)	=	(250,120)
Income (Loss) Before Income Taxes	-
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
Total Income Tax Expense (Benefit)	-	-	-	-

Income (Loss) from Operations	-	(90)		(250,120)
Discontinued Operations
Disposal of Subsidiary		196,271		196,271
Net Income		$196,181	=	$(53,849)

Earnings per share:	*	*	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	20,480,000	20,380,000	20,480,000	20,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.
Statements of Cash Flows
(UNAUDITED)

For the Nine Months Ended September 30,

	2003	2002
Cash Flows From Operating Activities:
Net income	$ -	$(53,849)
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Amortization	-	109,799
Depreciation	-	34,310
Write-off Loan Portfolio	-	(141,069)
Disposal of Subsidiary	-	(196,271)
Common Stock for Services	-	38,000
Change in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	-	17,357
(Increase) Decrease in Accounts receivable loan portfolio		972,868
Increase (Decrease) in Accounts payable	-	(1,237)
Increase (Decrease) Current Portion L/T debt	-	(83,489)
Increase (Decrease) in Accrued Liabilities		(23,521)
Net Cash Provided (Used) in Operating Activities	-	672,898
Cash Flows From Investing Activities:
Deposits	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Long-Term Debt in Lieu of Loan Portolio Foreclosure	-	(653,188)
Note payments-stockholder loans	-	-
Net Cash Provided by Financing Activities	$ -	$(653,188)

Increase (Decrease) in Cash & Cash Equivalents	-	19,710

Cash & Cash Equivalents at Beginning of period	-	(19,710)

Cash & Cash Equivalents at End of period	$ -	$ 0

Disclosures from Operating Activities:
Interest Expense	$ -	$ 3,342
Taxes	$ -	$ -

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

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of September 30, 2003 and the statement of operations and statement of cash flows for the three and nine months ended September 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of their operations for the three and nine months ended September 30, 2003 and 2002, and their cash flows for the nine months ended September 30, 2003.

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


Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of September 30, 2003.

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

Total Revenue for the nine months ended September 30, 2003, is $0 compared to the nine months ended September 30, 2002, which was $459,497.

Total expenses for the nine months ended September 30, 2003, is $0 compared to the nine months ended September 30, 2002, which was $568,547.

Thus, the net income for the nine months ended September 30, 2003 is $0 compared to the nine months ended September 30, 2002, which was a loss of $53,849.

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

An 8-K was filed on September 18, 2003 regarding a change in control of registrant and the appointment of Mr. Jesse Whittenton as Director.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoFund Servicing, Inc.
(Registrant)

By: /s/  Jesse Whittenton

--------------------------------------

Jesse Whittenton
Chief Financial and

Executive Officer

Date: October 31, 2003