Form 10KSB
period 2003-12-31
AUTOFUND SERVICING INC
filed 2004-02-17
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $-

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No (X)


TABLE OF CONTENTS

Item	Page #
Description of Business	1
Description of Property	2
Legal Proceedings	2
Submission of Maters to a Vote of Security Holders	2
Market for Common Equity and Related Stockholder Matters	2
Management’s Plan of Operations	4
Financial Statements	5
Changes in and Disagreements with Accountants	6
Directors and Executive Officers	6
Executive Compensation Table	6
Security Ownership of Certain Beneficial Owners and Management	7
Certain Relationships and Related Transactions	7
Exhibits and Reports on Form 8-K	7
Independent Auditors' Report	8
Balance Sheet	9
Statements of Operations	10
Statement of Cash Flows	11
Statement of Stockholders’ Equity	12
Notes to Financial Statements	13
Signatures	16


DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 7, 1997 under the name “Sphinx Industries, Inc.”  On July 7, 2000, we changed our name to AutoFund Servicing, Inc.  Our President and Chief Executive Officer is Jesse Whittenton.  We are temporarily located at 18026 Cerca Azul, San Antonio, Texas 78259, and phone number 210.402.6344.  We are primarily a collection agency specializing in the recovery of moneys from consumers who have defaulted on their auto loans.  After default has occurred against the original lender, we purchase the account and attempt to collect moneys on the account.

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

On May 14, 2003 Amerifinancial Group, Inc. purchased 9,000,000 common restricted shares from James D. Haggard for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.  On the same date Business Venture Quest, Inc. purchased 9,000,000 common restricted shares from James D. Haggard for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.  An 8-K regarding this matter was filed on May 15, 2003.

 On September 17, 2003 Aegis Fuel Technologies, Inc., purchased 9,000,000 common restricted shares from Amerifinancial Group, Inc., for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.

On the same date Aegis Fuel Technologies, Inc., purchased 9,000,000 common restricted shares from Business Venture Quest, Inc., for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.

The total 18,000,000 common restricted shares purchased by Aegis Fuel Technologies, Inc., represent 88% of the outstanding 20,480,000 common shares.  An 8-K regarding this matter was filed on September 18, 2003.

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


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

Many consumer finance companies turn to a third-party provider such as AutoFund in an effort to streamline their operations and reduce overhead.  By contracting with outside providers these companies utilize economies of scale and allow their infrastructure to return their focus to profit opportunities.  Our Servicing Agreements contain and indemnification clause for future potential litigation for any cause except as a direct result of negligent actions initiated by AutoFund Servicing, Inc.

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


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

	High	Low
Period Ended March 31, 2003	$0.15	$0.06
Period Ended June 30, 2003	$0.12	$0.06
Period Ended September 30, 2003	$0.18	$0.07
Period Ended December 31, 2003	$0.18	$0.07

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto and other financial information appearing elsewhere in this Report.  This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include statements concerning underlying assumptions and other statements, which are other than statements of historical facts.  Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially.

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

On May 14, 2003 Amerifinancial Group, Inc. purchased 9,000,000 common restricted shares from James D. Haggard for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.  On the same date Business Venture Quest, Inc. purchased 9,000,000 common restricted shares from James D. Haggard for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.

 On September 17, 2003 Aegis Fuel Technologies, Inc., purchased 9,000,000 common restricted shares from Amerifinancial Group, Inc., for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.

On the same date Aegis Fuel Technologies, Inc., purchased 9,000,000 common restricted shares from Business Venture Quest, Inc., for a cost of $100,000 cash.  The 9,000,000 common restricted shares represent 44% of the outstanding 20,480,000 common shares.

The total 18,000,000 common restricted shares purchased by Aegis Fuel Technologies, Inc., represent 88% of the outstanding 20,480,000 common shares.

The company is currently inactive and is now searching for a merger candidate in its same industry if possible.

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


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

Jesse Whittenton

49

President / Chief Executive Officer/Secretary and Director

The persons named above are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

Management Biography:

Jesse Whittenton graduated from Rice University in December of 1976 with a Bachelor of commerce degree.  Mr. Whittenton thereafter graduated from the University of Texas School of Law in December of 1979, and admitted to the Texas Bar in 1980.  From 1993 until March 2000 Mr. Whittenton was a partner of Walker, Bright & Whittenton, P.C. in Austin, Texas.  Mr. Whittenton was one of three managing partners who supervised personnel, budget development and management, project development and objectives, and client development.  Mr. Whittenton specialized in defending municipal and county officials primarily in law enforcement federal civil rights and employments law litigations in Texas, Indiana, Tennessee and Mississippi.  In March 2000 until present Mr. Whittenton is a managing partner of Whittenton & Hurst, L.L.P. in Austin, Texas.  This is a two-attorney firm with five support staff.  Mr. Whittenton is the Director of civil litigation matters, including civil rights defense, labor and employments law defense, defense of tort claims and commercial litigation.

EXECUTIVE COMPENSATION TABLE

Name and				Other	All
Principal				Annual	Other
Position	Year	Salary	Bonus	Compensation	Compensation
Jesse Whittenton President and Chief Executive Officer (Sep.-Dec.) J.T. Cloud President and Chief Executive Officer (May-Sep.) James Haggard President and Chief Executive Officer (Jan.-May)	2003 2003 2003 2002 2001	0 0 0 $24,000 $147,000	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2003.

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


Title Of Class	Name & Address Of Beneficial Owner	Amount & Nature Of Beneficial Ownership	Percentage of Class
Common Stock	Aegis Fuel Technologies, Inc. 6836 Bee Caves Road Suite 400 Austin, Texas 78746	18,000,000	88%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” have were filed with the company’s SB-2/A filed on 10/13/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

(b) Reports on Form 8-K.

Form 8-k was filed with the SEC on May 15, 2003 regarding changes in control with registrant and a change in the company’s director.  Form 8-K was filed with the SEC on September 18, 2003 regarding changes in control with registrant and a change in the company’s director.

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

American Institute of CPA’s

Texas Society of CPA's

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders

Autofund Serving,  Inc.

We have audited the accompanying balance sheet of Autofund Servicing Inc. (“Company”) as of December 31, 2003 and the related statement of operations, changes in stockholders’ equity, and statement of cash flows for the year ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.  .

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.

Clyde Bailey

Certified Public Accountant

February 22, 2004

San Antonio, Texas


AutoFund Servicing, Inc.

BALANCE SHEET

DECEMBER 31, 2003

December 31, 2003
ASSETS
Current Assets
Cash in Bank	$ -
Total Current Assets	-
Other Assets
Deferred Offering Costs	=
Total Other Assets	=
Total Assets	-

LIABILITIES
Current Liabilities
Accrued liabilities	-
Total Current Liabilities	-

STOCKHOLDERS’ EQUITY
Common Stock
Common stock – 50 million shares authorized
20,480,000 shares issued and outstanding, $.001 par value	20,480
Additional Paid in Capital	37,520
Accumulated Surplus	(58,000)

Total Stockholder’s Equity (Deficit)
Total Liabilities and Shareholders’ Equity

The accompanying notes are an integral part of the financial statements.


STATEMENTS OF OPERATIONS

As of December 31, 2003

For the Years Ended December 31

	2003	2002
Income:
Servicing Income	$ -	$ 459,497
Other Income	-	-
Total Income	-	459,497

Operating Expenses:
Collection Expense	-	169,167
Depreciation Expense	-	34,310
Amortization	-	109,799
Consulting Fees	-	38,000
Other General & Administrative Expenses	-	217,271
Total Operating Expenses	-	568,547
Net Operating Income/(Loss)	-	(109,050)

Other Income and Expenses:
Write Off Loan Portfolio	-	(141,069)
Other Expenses	70,673	-
Net Other Income and (Exp)	70,673	(141,069)
Net Income Before Income Tax	70,673	(250,119)
Income Tax Benefit (Expense)	-	-

Discontinued Operations
Disposal of Subsidiary	-	196,271

Net Income/(Loss)	$ (70,673)	$ (53,848)
Earnings (Loss) per Share	$ (0.00)	$ (0.00)
Weighted Average Common Shares Outstanding	20,480,000	20,400,000

The accompanying notes are an integral part of the financial statements.


AutoFund Servicing, Inc.

STATEMENT OF CASH FLOWS

As of December 31, 2003

For the Years Ended December 31,
	2002	2003
Cash Flows From Operating Activities:
Net Income (Loss)	$(53,848)	$(70,673)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred offering costs		70,673
Stock Issued for Services	38,000
Disposal of Subsidiary	196,271
Write off Loan Portfolio	(141,069)
Depreciation	34,310	-
Amortization	109,799	-
Change in operating assets and liabilities
Accounts Receivable	17,359	-
Deferred Income Tax Benefit	71,277	-
Accounts payable	(194,453)	-
Federal Income tax payable	-	-
Deferred Income Tax	-	-
Accrued Liabilities	(56,148)	-
Net Cash Provided (Used) by Operating Activities:	21,49	-
Cash Flows from Investing Activities:
Equipment Purchases	-	-
Deferred offering costs	-	-
Inventory Portfolio	949,336	-
NET CASH (USED) BY INVESTING ACTIVITIES:	949,336	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Note proceeds – short term	(684,456)
Note payments – short term	(266,667)
Payments – stockholder loan	-	-
Notes Payable – long term	-	-
	--	--
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(951,123)	-
NET INCREASE (DECREASE) IN CASH	19,711	-
CASH, AT BEGINNING OF YEAR	(19,711)	-
CASH, AT END OF YEAR	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Taxes Paid	$-	-
Interest	20,200	-

The accompanying notes are an integral part of the financial statements.


AutoFund Servicing, Inc.

Statement of Stockholder’s Equity

As of December 31,2003

COMMON STOCK
	SHARES	$.001 Par Value	PAID-IN CAPITAL	ACCUMULATED Surplus	Stockholder’s Equity
Balances, December 31, 2001	20,000,000	20,000		66,521	86,521
Shares Issued for Services	480,000	480	37,520		38,000
Net Income for 2002				(53,848)	(53,848)

Balance December 31, 2002	20,480,000	20,480	37,520	$12,673	$70,673

Net Income for 2003				-	-
Balance December 31, 2003	20,480,000	20,480	37,520	$12,673	$70,673

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

On September 25, 2002, the Company agreed to give 100% of the stock in the Texas Corporation back to sole shareholder in exchange for keeping the asset of the offering expenses. This transaction results in the Company not having any assets. These financial statements include the financial activities of the Texas Corporation up until September 25, 2002. The Company was inactive from September 25, 2002 until  December 31, 2003.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  The Company does not have any dilutive securities as of December 31, 2003 and 2002.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others"  ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – Federal Income Tax

At December 31, 2003 and 2002 deferred taxes consisted of the following:

	2003	2002
Deferred tax assets
Net operating loss carry-forward	$ 21,419	$ 19,886
Less valuation allowance	(21,419)	(19,886)
Net deferred taxes	$-0-	$-0-

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $26,173 and $19,886, respectively. The net operating loss carry- forward expires in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Common Stock

The Company issued 380,000 shares of its common stock on March 4, 2002 to certain employees for services performed. The shares were valued at $38,000.

NOTE 4 – Going Concern

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

Note 5 – Subsequent Events

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

February 16, 2004