Form 10KSB/A
period 2003-12-31
AUTOFUND SERVICING INC
filed 2004-02-18
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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


STATEMENTS OF OPERATIONS

As of December 31, 2003

<r>

For the Years Ended December 31

	2003	2002
Income:
Servicing Income	$ -	$ 459,497
Other Income	-	-
Total Income	-	459,497

Operating Expenses:
Collection Expense	-	169,167
Depreciation Expense	-	34,310
Amortization	-	109,799
Consulting Fees	-	38,000
Other General & Administrative Expenses	-	217,271
Total Operating Expenses	-	568,547
Net Operating Income/(Loss)	-	(109,050)

Other Income and Expenses:
Write Off Loan Portfolio	-	(141,069)
Other Expenses	70,673	-
Net Other Income and (Exp)	(70,673)	(141,069)
Net Income Before Income Tax	(70,673)	(250,119)
Income Tax Benefit (Expense)	-	-

Discontinued Operations
Disposal of Subsidiary	-	196,271

Net Income/(Loss)	$ (70,673)	$ (53,848)
Earnings (Loss) per Share	$ (0.00)	$ (0.00)
Weighted Average Common Shares Outstanding	20,480,000	20,400,000

<r>

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


AutoFund Servicing, Inc.

Statement of Stockholder’s Equity

As of December 31,2003

<r>

COMMON STOCK
	SHARES	$.001 Par Value	PAID-IN CAPITAL	ACCUMULATED Surplus	Stockholder’s Equity
Balances, December 31, 2001	20,000,000	20,000		66,521	86,521
Shares Issued for Services	480,000	480	37,520		38,000
Net Income for 2002				(53,848)	(53,848)

Balance December 31, 2002	20,480,000	20,480	37,520	$12,673	$70,673

Net Income for 2003				(70,673)	(70,673)
Balance December 31, 2003	20,480,000	20,480	37,520	$(58,000)	-

<r>

The accompanying notes are an integral part of the financial statements.


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

<r>

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


AutoFund Servicing, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Common Stock

The Company issued 380,000 shares of its common stock on March 4, 2002 to certain employees for services performed. The shares were valued by the directors at $38,000 as fair value of services provided.

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

Note 5 – Subsequent Events

There are no subsequent events that warrant disclosure in these financial statements. <r>


SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoFund Servicing, Inc.

(Registrant)

By: /s/ Jesse Whittenton

--------------------------------------

Jesse Whittenton
Chief Financial and

Executive Officer

February 17, 2004