Form 10QSB
period 2004-03-31
AUTOFUND SERVICING INC
filed 2004-05-13
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2004.

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

Yes.[ ]  No[X]



Part I:  Financial Information

Item 1:  Financial Statements

AutoFund Servicing, Inc.
Consolidated Balance Sheets

	As of March 31, 2004	As of December 31, 2003
ASSESTS
Current Assets:
Cash in Bank	$ -	$ -
Total Current Assets	-	-
Other Assets:
Deferred Offering Costs	-	-
Total Other Assets	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	$ -	$ -
Stockholders’ Equity
Common stock 50 million shares authorized, 20 million four hundred and eighty thousand shares Issued and outstanding, $.001 par value	20,480	20,480
Additional Paid in Capital	37,520	37,520
Accumulated Surplus	(58,000)	(58,000)
Net Stockholders’ Equity	-	-
Total Liabilities and Stockholder’s Equity	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Consolidated Statement of Operations

(Unaudited)

For the Three Months Ended March 31,

REVENUES:	2004	2003
Revenues	-	-
Total Revenues	$ -	$ -

Costs and Expenses
Direct cost revenues	-	-
General and administrative	-	-
Consulting Fees	-	-
Amortization	-	-
Depreciation	-	-

	-	-

Income (Loss) Before Income Taxes	-	-
Income (Loss) Before Income Taxes
Current tax expense	-	-
Deferred tax expense	-	-
Total Income Tax Expense (Benefit)	-	-

Income (Loss) from Operations	-	-
Net Income	-	-

Earnings per share:	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	20,480,000	20,480,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


AutoFund Servicing, Inc.

Statements of Cash Flows
(UNAUDITED)

For the Three Months Ended March 31,

	2004	2003
Cash Flows From Operating Activities:
Net income	$ -	$ -
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Amortization	-	-
Depreciation	-	-
Change in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	-	-
Increase (Decrease) in Accounts payable	-	-
Increase (Decrease) Federal income taxes	-	-

Net Cash Provided (Used) in Operating Activities	-	-

Cash Flows From Investing Activities:
Deposits	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Issuance of Common Stock, March 4 2002	-	-
Additional paid-in capital	-	-
Note payments-long term debt	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Increase (Decrease) in Cash & Cash Equivalents	-	-

Cash & Cash Equivalents at Beginning of period	-	-

Cash & Cash Equivalents at End of period	$ -	$ -

Disclosures from Operating Activities:
Interest Expense	$ -	$ -
Taxes	$ -	$ -

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

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission

Loss per Common Share

The Company adopted Financial Accounting Standards  (SFAS) No.  128,  “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Note 2 – Commitment and Contingencies

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the issues raised above raise substantial doubt about its ability to continue as a going concern.


Item 2:  Management’s Discussion and Analysis of Operations

Current Quarter in 2004 Compared to Prior Quarter in 2003

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended March 31, 2004, is $0 compared to the three months ended March 31, 2003, which was $0.

Total expenses for the three months ended March 31, 2004, is $0 compared to the three months ended March 31, 2003, which was $0.

Thus, the net income for the three months ended March 31, 2004 is $0 compared to the three months ended March 31, 2003, which was $0.

Since June 5, 2002 Autofund Servicing Inc., the Texas Corporation has ceased all operations.  Autofund Servicing Inc., the Texas Corpoation was the only source of revenure for the holding company Autofund Servicing, Inc., the Nevada Corporation.  The holding company continues to search for a merger candidate.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on such evaluation, the Company’s Chief Executive and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

 None.

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

Date: May 12, 2004