Form 10QSB
period 2004-06-30
Intrepid Holdings, Inc.
filed 2004-09-14
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2004.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  to         .

Commission file number:  333-47404

Intrepid Holdings, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0465858 (I.R.S. Employer Identification No.)	7550 IH-10 West, 14th Floor, San Antonio, TX (Address of principal executive offices)
Issuer's telephone number: (210) 541-7132	78229 (Zip Code)

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

Yes.[ ]  No[X]



Part I:  Financial Information

Item 1:  Financial Statements

Intrepid Holdings Inc.

(formerly Auto Fund Servicing Inc.)

Balance Sheet

(Unaudited)

	As of June 30, 2004	As of December 31, 2003
ASSESTS
Current Assets:
Cash in Bank	$ -	$ -
Total Current Assets	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	$ -	$ -
Stockholders’ Equity
Common stock 100 million shares authorized, 20 million four hundred and eighty thousand shares Issued and outstanding, $.001 par value	20,480	20,480
Additional Paid in Capital	37,520	37,520
Accumulated Surplus	(58,000)	(58,000)
Net Stockholders’ Equity	-	-
Total Liabilities and Stockholder’s Equity	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


Intrepid Holdings Inc.

(formerly Auto Fund Servicing Inc.)

Statement of Operations
(Unaudited)

For the Three Months Ended June 30	For the Six Months Ended June 30

REVENUES:	2004	2003	2004	2003
Revenues	-	-	-	-
Total Revenues	$ -	$ -	$ -	$ -

Costs and Expenses
Direct cost revenues	-	-	-	-
General and administrative	-	-	-	-
Consulting Fees	-	-	-	-
Amortization	-	-	-	-
Depreciation	-	-	-	-

	-	-	-	-

Income (Loss) Before Income Taxes	-	-	-	-
Income (Loss) Before Income Taxes
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
Total Income Tax Expense (Benefit)	-	-	-	-

Income (Loss) from Operations	-	-	-	-
Net Income	-	-	-	-

Earnings per share:	*	*	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	20,480,000	20,480,000	20,480,000	20,480,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


Intrepid Holdings, Inc.

Statements of Cash Flows
(UNAUDITED)

For the Three Months Ended June 30,

	2004	2003
Cash Flows From Operating Activities:
Net income	$ -	$ -
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Net Cash Provided (Used) in Operating Activities	-	-
Change in Operating Assets & Liabilities
Net Cash Provided (Used) in Operating Activities
Cash Flows From Investing Activities:
Deposits	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Note payments-long term debt	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Increase (Decrease) in Cash & Cash Equivalents	-	-

Cash & Cash Equivalents at Beginning of period	-	-

Cash & Cash Equivalents at End of period	$ -	$ -

Disclosures from Operating Activities:
Interest Expense	$ -	$ -
Taxes	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Intrepid Holdings Inc.

(formerly Auto Fund Servicing Inc.)

Notes to Financial Statements

June 30, 2004

NOTE 1- BASIS OF PRESENTATION

General

The Company

On September 25, 2002, Intrepid Holdings Inc. (formerly Auto Fund Servicing Inc.) (“Company”) agreed to give 100% of the stock in the Texas Corporation back to each sole shareholder in exchange for keeping the asset of the offering expenses. This transaction results in the Company not having any assets other than the deferred offering expenses and no liabilities.

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of June 30, 2004 and for the three and six month periods ending June 30, 2004, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position of the Company as of June 30, 2004, and the results of their operations for the three and six month periods ending June 30, 2004 and 2003, and their cash flows for the three months ending June 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

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


Intrepid Holdings Inc.

(formerly Auto Fund Servicing Inc.)

Notes to Financial Statements

June 30, 2004

Note 2 – Other Information

At the annual meeting of shareholders held on July 14, 2004 the shareholders voted and approved each of the following company changes:  name change from AutoFund Servicing, Inc. to Intrepid Holdings, Inc., an increase in the Company’s authorized number of shares of Common Stock from fifty million to one hundred million, a reverse stock split on a one-for-two basis of the Company’s common stock, to adopt the revised Bylaws of the Company, and to change the business strategy of the Company from a third party collection agency to a holding corporation.  The Company name change and increase in authorized shares of common stock was filed with the State of Nevada on July 19, 2004.

On September 9, 2004 the Company filed an 8-K statement, which read “The information regarding the acquisition of Aquilan, as filed in the 8-K on June 14, 2004 was inaccurate and reported in error.  The acquisition did not close.”


Item 2:  Management’s Discussion and Analysis of Operations

Current Quarter in 2004 Compared to Prior Quarter in 2003

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report.

Total Revenue for the three months ended June 30, 2004, is $0 compared to the three months ended June 30, 2003, which was $0.

Total expenses for the three months ended June 30, 2004, is $0 compared to the three months ended June 30, 2003, which was $0.

Thus, the net income for the three months ended June 30, 2004 is $0 compared to the three months ended June 30, 2003, which was $0.

Since June 5, 2002 Intrepid Holdings, Inc., formerlay known as Autofund Servicing Inc., the Texas Corporation has ceased all operations. The holding company continues to search for a merger candidate.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on such evaluation, the Company’s Chief Executive and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

An 8-K was filed on June 14, 2004 regarding Intrepid Holdings, Inc. acquiring Aquilan, a Texas Corporation, on May 28, 2004.  Intrepid Holdings, Inc. issued 8,000,000 common shares of its stock for 100% ownership of Aquilan.  The acquisition did not close.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrepid Holdings, Inc.
(Registrant)

By: /s/  Jesse Whittenton

--------------------------------------

Jesse Whittenton
Chief Financial and

Executive Officer

Date: September 13 , 2004