Form 10QSB
period 2004-09-30
Intrepid Holdings, Inc.
filed 2004-11-18
CIK 1125856

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2004.

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

Yes.[X]  No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   10 million two hundred and forty thousand shares common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes.[ ]  No[X]

Part I:  Financial Information

Item 1:  Financial Statements

Intrepid Holdings Inc.

(Formerly Auto Fund Servicing Inc.)

Balance Sheet

(Unaudited)

	As of September 30, 2004	As of December 31, 2003
ASSESTS
Current Assets:
Cash in Bank	$ -	$ -
Total Current Assets	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	$ -	$ -
Stockholders’ Equity
Common stock 100 million shares authorized, 10 million two hundred and forty thousand shares Issued and outstanding, $.001 par value	10,240	20,480
Additional Paid in Capital	47,760	37,520
Accumulated Surplus	(58,000)	(58,000)
Net Stockholders’ Equity	-	-
Total Liabilities and Stockholder’s Equity	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Intrepid Holdings Inc.

(formerly Auto Fund Servicing Inc.)

Statement of Operations
(Unaudited)

For the Three Months Ended September 30	For the Nine Months Ended September 30

REVENUES:	2004	2003	2004	2003
Revenues	-	-	-	-
Total Revenues	$ -	$ -	$ -	$ -

Costs and Expenses
Direct cost revenues	-	-	-	-
General and administrative	-	-	-	-
Consulting Fees	-	-	-	-
Amortization	-	-	-	-
Depreciation	-	-	-	-

	-	-	-	-

Income (Loss) Before Income Taxes	-	-	-	-
Income (Loss) Before Income Taxes
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
Total Income Tax Expense (Benefit)	-	-	-	-

Income (Loss) from Operations	-	-	-	-
Net Income	-	-	-	-

Earnings per share:	*	*	*	*
Basic (* Equals less than .01)

Weighted average shares outstanding	10,240,000	20,480,000	10,240,000	20,480,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Intrepid Holdings, Inc.

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

September 30, 2004

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

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the three and nine month periods ending September 30, 2004, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position of the Company as of  September 30, 2004, and the results of their operations for the three and six month periods ending September 30, 2004 and 2003, and their cash flows for the nine months ending September  30, 2004 and 2003.

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

Note 3 – Other Information

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

Total Revenue for the three and nine months ended September 30, 2004, was $0 compared to the three and nine months ended September 30, 2003, which was $0.

Total expenses for the three and nine months ended September 30, 2004, was $0 compared to the three and nine months ended September 30, 2003, which was $0.

Thus, the net income for the three and nine months ended September 30, 2004 was $0 compared to the three and nine months ended September 30, 2003, which was $0.

Since June 5, 2002 Intrepid Holdings, Inc., formerlay known as Autofund Servicing Inc., the Texas Corporation has ceased all operations. The holding company continues to search for a merger candidate.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on such evaluation, the Company’s Chief Executive and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on July 14, 2004.  The company’s shareholders at the Annual Meeting approved the following matters:

1.

The approval to change the Company name from AutoFund Servicing, Inc. to Intrepid Holdings, Inc.

2.

The approval to increase the Company’s authorized number of shares of common stock from 50 million to 100 million.

3.

The approval to effect a one-for-two reverse stock split of the Company’s common stock.

4.

The approval to re-elect Jesse L. Whittenton and to elect Clifford J. Hagler and Jim Karlak as directors, to hold office until the Annual Meeting of Stockholders to be held in the year 2005 or until their successors have been duly elected and qualified or until their earlier resignation or removal.

5.

The approval to adopt the revised Bylaws of the Company.

6.

The approval to change the business strategy of the Company from a third party collection agency to a holding corporation.

During the Annual Meeting of July 14, 2004 the Company stated the acquisition of Aquilan, a Texas Corporation, had not closed. The eight million shares regarding this matter had not been issued, as later filed in the 8-K, September 10, 2004.  The issued and outstanding shares for the Annual Meeting of July14, 2004 was 20,480,000.

Proposal	Votes For	Votes Against	Withheld
Company Name Change	18,432,000	204,800	1,843,200
Increase of Authorized Common Stock	18,227,200	409,600	1,843,200
Reverse Stock Split	18,432,000	204,800	1,843,200
Election of each of the above Directors	18,432,000	204,800	1,843,200
Revise the Company Bylaws	18,432,000	204,800	1,843,200
Company Business Strategy Change	18,432,000	204,800	1,843,200

Item 6:  Exhibits

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

Date:  November 16, 2004