Form 10KSB
period 2004-12-31
Intrepid Holdings, Inc.
filed 2005-04-14
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Intrepid Holdings, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0465858 (I.R.S. Employer Identification No.)	160 Wimberley Ranch Dr, Wimberley, TX (Address of principal executive offices)
Issuer's telephone number: (281) 814-5242	78676 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  Common Stock $.001 par value.

Name of each exchange on which registered:  NASDAQ

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,240,000 of Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

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

DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 7, 1997 under the name “Sphinx Industries, Inc.”  On July 7, 2000, the company’s name was changed to AutoFund Servicing, Inc. On July 14, 2004, the company’s name was changed to Intrepid Holdings, Inc (ITPD).   Our current President and Director is Thomas John Cloud, Jr. We are located at 160 Wimberley Ranch Dr., Wimberley, Texas 78676, and our phone number is 281.814.5242.  We are a holding corporation.  As a holding corporation the company will hold the stock of other corporations and do every act and thing covered generally by the domination "holding corporation".

Background

In September 1998 Mr. Haggard formed AutoFund Servicing, Inc., a Texas corporation ("AutoFund Texas").  AutoFund Texas recognized an opportunity to bid for the purchase of a group of loans being sold at auction by the Delaware Bankruptcy Trustee on behalf of the creditors of Reliance Acceptance Corporation.  While the bid for this portfolio of loans was ultimately unsuccessful the company was able to forge a business relationship and recovery agreement with the post-bankruptcy surviving management of Reliance Acceptance Corporation.  The agreement allowed AutoFund Texas the right to perform collection, recovery and loan servicing duties for Reliance Acceptance Corporation under a portfolio servicing agreement, that is, an agreement to attempt collection on or otherwise manage a group of loans.  During this time it grew to a work force of 25 full time employees and 2 part time employees who managed the recovery efforts on approximately 16,000 individual accounts.  The employees of the company were not represented by a union or organized under a collective bargaining agreement.

AutoFund (the Nevada Corporation formerly known as Sphinx Industries, Inc.) purchased AutoFund the Texas Corporation on July 7, 2000.  On June 5, 2002 AutoFund Servicing, Inc. a Texas corporation ceased all operations.

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

On, July 14, 2004 at the annual meeting of shareholders the shareholders voted and approved each of the following company changes:  name change from AutoFund Servicing, Inc. to Intrepid Holdings, Inc., an increase in the Company’s authorized number of shares of Common Stock from fifty million to one hundred million, a reverse stock split on a one-for-two basis of the Company’s common stock, to adopt the revised Bylaws of the Company, and to change the business strategy of the Company from a third party collection agency to a holding corporation.  The Company name change and increase in authorized shares of common stock was filed with the State of Nevada and the changes have been reflected in the registrant’s Amended Articles of Incorporation. The Company also filed the proper documentation with NASDAQ Stock Market and these changes became legally effective on July 30, 2004.  The Company’s new stock symbol is ITPD.

Our Current Business

Our only office is located in Wimberley, Texas.  We are a holding corporation.  As a holding corporation the company will hold the stock of other corporations and do every act and thing covered generally by the domination "holding corporation", and annually to direct the operations of their corporations through the ownership of stock therein, to purchase, subscribe for, acquire, own, hold, sell exchange, assign, transfer, create security interests in, pledge or otherwise dispose of shares or voting trust certificates, for shares of the capital stock or any bonds, notes, securities, or evidences of indebtedness, created by state or district or country, nation, or government and also bonds or evidences or indebtedness of the United States or of any state, district, territory, dependency or country or nation, or government and also bonds or evidences or indebtedness of the United States of any state, district, territory, dependency or country or subdivision or municipality thereof, to issue in exchange therefore shares of the capital stock, bonds, notes, or other obligations of the Corporation and while the owner thereof to exercise all the rights, powers, and privileges of ownership including the right to vote on any shares of stock or voting trust certificates so owned; to promote, lend money to, and guarantee the dividends, stocks, bonds, notes, evidences of indebtedness, contracts, or other obligations, of and otherwise aid in any manner which shall be lawful, any corporation or association of which any bonds, stocks, voting trust certificates, or other securities or evidences of indebtedness shall by or for this corporation, or in which, or in the welfare of which, this corporation shall have any interest, and to do any acts and things permitted by law and designed to protect, preserve, improve, or enhance the value of any such bonds, stocks, or other securities of evidences of indebtedness or the property of this corporation.

DESCRIPTION OF PROPERTY

The company is currently residing at 160 Wimberley Ranch Dr., Wimberley, Texas 78676.  The company is not required to pay rent.

LEGAL PROCEEDINGS

Intrepid Holdings, Inc., is not a party to any pending litigation and none is contemplated or threatened.

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Common Stock

The Company’s authorized capital common stock consists of 100,000,000 shares of common stock, $.001 par value per share.  As of the date of this report, there are 10,240,000 shares of common stock issued and outstanding, which are held of record by approximately 323 holders.

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "ITPD."  . There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on September 19, 2001. The following table sets forth, for the period indicated, the bid price range of our common stock.

	High	Low
Period Ended March 31, 2003	$0.15	$0.06
Period Ended June 30, 2003	$0.12	$0.06
Period Ended September 30, 2003	$0.18	$0.07
Period Ended December 31, 2003	$0.18	$0.07
Period Ended March 31, 2004	$0.15	$0.07
Period Ended June 30, 2004	$010	$0.06
Period Ended September 30, 2004	$0.20	$0.08
Period Ended December 31, 2004	$0.60	$0.10

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

Preferred Stock

ITPD’s authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share.  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the board of directors, shall be paid out of funds at the time legally available for such purpose. The preferred stock will bear simple interest at an annual rate of 10% and the interest will be paid in common stock with an arbitrary value of $2.00 per share.  For example, if you purchase 1000 shares of preferred stock at $1.64 a share for a total value of $1640.00, at the end of one year, you will receive $164.00 worth of common stock with an arbitrary value of $2.00 per share (82 shares of common stock).  Exhibit 99.11 creates the preferred stock and was filed with the company’s SB-2/A in March 2001.

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

Overview

On July 25, 2000 the sole shareholder of AutoFund Servicing, Inc., a Texas Corporation, (formed September 1998) entered into an agreement with AutoFund Servicing, Inc., a Nevada corporation F/K/A Sphinx Industries, Inc., (formed March 1997) to exchange 100% of the issued and outstanding shares of AutoFund Servicing, Inc., the Texas Corporation, for 18 million shares (90% of the outstanding shares) of the Nevada corporation.  On October 13, 2000 the emerging company AutoFund Servicing, Inc., a Nevada corporation filed its registration statement 8-A12B with the Securities and Exchange Commission to become a full reporting public company.  The Company changed its name July 14, 2004 to Intrepid Holdings, Inc.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on such evaluation, the Company’s Chief Executive and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year of 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information

None.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, and positions of the Company’s present officers and directors are set forth below:

Name	Age	Position
Thomas John Cloud, Jr.	41	President/Director

The executive named above is expected to hold his office/position at least until the next annual meeting of our stockholders.

Management Biography

Thomas John Cloud, Jr. has served as President and Director of this Company since January of 2005.  Prior to that date, Mr. Cloud served as President of Oxford Financial Group from 1996 until the change-of-control with Oxford Representatives Group was completed in 2000.  He holds Series 7, 63 and 24 licenses (as a General Securities Principal), and managed the Houston office of Oxford Financial for the past 4 years, with his prime duty being the advancement of the broker-dealer.  Under his leadership, Oxford grew from 25 brokers to about 50 just before the acquisition by ORG.  Mr. Cloud had started his career as a stockbroker back in 1989 with another Houston firm, a few years after his graduation in 1988 from Southwest Texas State University, with a degree in Public Speaking.  From 1990 until 1996 Mr. Cloud worked with several Investment Banking firms as an advisor.

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Jesse Whittenton President/CEO	2004 2003 (Sep. – Dec.)	0 0	0 0	0 0	0 0
J.T. Cloud, Jr. President and Chief Executive Officer	2003 (May – Sep.)	0	0	0	0
James Haggard President and Chief Executive Officer	2003 2002	0 $24,000	0 0	0 0	0 0

No other officer, director, or employee received in excess of $100,000 in salary and benefits in 2004.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of ITPD’s directors, officers and key employees, individually and as a group, and the present owners of 5% or more of the Company’s total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership	Percentage of Class
Common Stock	Aegis Fuel Technologies, Inc. 6836 Bee Caves Road Suite 400 Austin, Texas 78746	9,000,000	88%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

EXHIBITS

Exhibits Schedule

The exhibits marked with an “*” have were filed with the company’s SB-2/A filed on 10/13/2000.

*3.1 Articles of Incorporation

*3.2 Bylaws

Principal Accountant Fees and Services

The following table sets forth the fees billed by the Company's independent auditor for services rendered to the Company during the fiscal years ended December 31, 2003 and 2004:

Fee	Amount billed for 2003	Amount billed for 2004
Audit Fees	$4,500.00	$5,500.00
Audit-Related Fees	0.00	0.00
Tax Fees	0.00	0.00
All Other Fees	0.00	0.00

Independent Auditors Report

Killman, Murrell & Company P.C.

Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	3051 West Commerce	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Dallas, Texas 75212	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(972) 238-7776	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (972) 889-0109	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Intrepid Holdings, Inc.

We have audited the accompanying balance sheet of Intrepid Holdings, Inc. (the “Company”, formerly Auto Fund Services, Inc.), as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Killman, Murrell & Company, P.C.

Odessa, Texas

March 30, 2005

Intrepid Holdings, Inc.

(FORMERLY AUTOFUND SERVICING, INC.)

BALANCE SHEET

DECEMBER 31, 2004

December 31, 2004
ASSETS
Total Assets	$ -

LIABILITIES AND STOCKHOLDER’S EQUITY
Total Liabilities	$ -

STOCKHOLDERS’ EQUITY
Common Stock
Common stock – 100 million shares authorized
10,240,000 shares issued and outstanding, $.001 par value	10,240
Additional Paid in Capital	47,760
Accumulated Deficit	(58,000)

Total Stockholder’s Equity	$ -
Total Liabilities and Shareholders’ Equity	$ -

The accompanying notes are an integral part of the financial statements.

Intrepid Holdings, Inc.

(FORMERLY AUTOFUND SERVICING, INC.)

STATEMENTS OF OPERATIONS

As of December 31, 2004

	For the Years Ended December 31

	2004	2003
Other Expenses		70,673
Net Other Income and (Expense)	-	(70,673)
Net Loss Before Income Tax	-	(70,673)
Income Tax Benefit (Expense)	-	-
Net Loss	-	(70,673)
Loss Per Common Share	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding	10,240,000	20,480,000

The accompanying notes are an integral part of the financial statements.

Intrepid Holdings, Inc.

(FORMERLY AUTOFUND SERVICING, INC.)

STATEMENT OF CASH FLOWS

As of December 31, 2004

	For the Years Ended December 31,
	2004	2003
Cash Flows From Operating Activities:
Net Income (Loss)	$-	$(70,673)
Change In Deferred offering costs	-	70,673
NET INCREASE (DECREASE) IN CASH	-	-
CASH BALANCE, BEGINNING OF YEAR	-	-
CASH BALANCE, AT END OF YEAR	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Taxes Paid	-	-
Interest	-	-

The accompanying notes are an integral part of the financial statements.

INTREPID HOLDINGS, INC.

(FORMERLY AUTOFUND SERVICING, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	SHARES	Par Value	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL Stockholder’s Equity
BALANCE, DECEMBER 31, 2002- As Previously Reported	20,480,000	$ 20,480	$ 37,520	$ 12,673	$ 70,673
July 2004, 2 for 1 Reverse Stock Split Stock Split	(10,240,000)	(10,240)	10,240	–	–
BALANCE, DECEMBER 31, 2002- As Restated	10,240,000	10,240	47,760	12,673	70,673
NET LOSS, 2003				(70,673)	(70,673)
BALANCE, DECEMBER 31, 2003	10,240,000	10,240	47,760	(58,000)	–
NET INCOME 2004				–	–
BALANCE, DECEMBER 31, 2004	10,240,000	$ 10,240	$ 47,760	$ (58,000)	$ –

The accompanying notes are an integral part of the financial statements.

INTREPID HOLDINGS, INC.

(FORMERLY AUTOFUND SERVICING, INC.)

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Intrepid Holdings, Inc. (formerly AutoFund Servicing, Inc.) (the “Company”) was incorporated in the State of Nevada on March 7, 1997 under the name Sphinx Industries, Inc., which was subsequently changed to AutoFund Servicing, Inc. on July 7, 2000.  On July 14, 2004, the Company’s name changed to Intrepid Holdings, Inc.  The Company had no operations for the years ended December 31, 2004 and 2003.

On July 14, 2004, the shareholders of the Company approved the following:

•

Increased the authorized number of common shares from fifty million to one hundred million

•

A reverse stock split on a two-for–one basis

•

Revised selected portions of the Company’s bylaws

The reverse stock split has been reflected in the accompanying financial statements as of December 31, 2002.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting date.  Actual results could differ from those estimates.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net (Loss) Per Share of Common Stock

Per share amounts have been computed based on the weighted average number of common shares outstanding during the years, adjusted for the July, 2004 reverse stock split.

INTREPID HOLDINGS, INC.

(FORMERLY AUTOFUND SERVICING, INC.)

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No.109,  ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25.  Among other items, SFAS No.123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The effective date of SAFS No. 123R is the first reporting period beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123R, effective July 1, 2005.  SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or “modified retrospect” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statement beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.  This will not have an effect on the Company’s financial statement as there are no options and warrants outstanding at December 31, 2004.

INTREPID HOLDINGS, INC.

(FORMERLY AUTOFUND SERVICING, INC.)

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2004 AND 2003

NOTE 2: FEDERAL INCOME TAX

At December 31, 2004 and 2003 deferred taxes consisted of the following:

2004

2003

Deferred Tax Assets,

Net Operating Loss

 Carry-Forward

 $

21,419

$

21,419

Less Valuation Allowance

(21,419)

(21,419)

Net Deferred Taxes

$

–

$

–

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2003 totaled $26,173.   The net operating loss carry- forward expires in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

NOTE 3: GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets.  The stockholders/officers and directors of the Company are committed to finding an appropriate business merger candidate.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrepid Holdings, Inc.

(Registrant)

By: /s/ Thomas John Cloud, Jr.

--------------------------------------

President/Director

April 13, 2005