Form 10QSB
period 2005-03-31
Intrepid Holdings, Inc.
filed 2005-05-24
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2005.

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to         .

Intrepid Holdings, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0465858 (I.R.S. Employer Identification No.) 001-16173 (Commission File No.)	3200 Wilcrest, Suite 380 Houston, TX (Address of principal executive offices)
Issuer's telephone number: (713) 278-1990	77042 (Zip Code)

Former Name or Address if changed since last report:  160 Wimberley Ranch Dr., Wimberley, Texas 78676.

Check whether the issuer:

Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes.[X]  No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Shares issued and outstanding as of May 1, 2005: 36,765,188.

Transitional Small Business Disclosure Format (check one):   Yes. [  ]  No [X]

Part I: Financial Information

Item 1: Financial Statements

Intrepid Holdings, Inc.

Balance Sheet

	As of March 31, 2005 Unaudited	As of December 31, 2004
ASSETS
Current Assets:
Cash in Bank	$ -	$ -
Total Current Assets	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	$ -	$ -
Stockholders’ Equity
Preferred stock 1 million shares authorized, zero shares issued and outstanding	-	-
Common stock 100 million shares authorized, 10 million two hundred and forty thousand shares issued and outstanding, $.001 par value	10,240	10,240
Additional Paid in Capital	47,760	47,760
Retained Deficit	(58,000)	(58,000)
Net Stockholders’ Equity	-	-
Total Liabilities and Stockholder’s Equity	$ -	$ -

See accompanying notes to financial statements

Intrepid Holdings, Inc.

Statement of Operations

(Unaudited)

For the Three Months Ended March 31

REVENUES:	2005	2004
Revenues
Total Revenues	$ -	$ -

Costs and Expenses
Direct cost revenues
General and administrative
Consulting Fees
Amortization
Depreciation

Income (Loss) Before Income Taxes
Income (Loss) Before Income Taxes
Current tax expense
Deferred tax expense
Total Income Tax Expense (Benefit)

Income (Loss) from Operations	0.00	0.00
Net Income

Earnings per share:	*	*
Basic (*Equals less than .01)

Weighted average shares outstanding	10,240,000	10,240,000

See accompanying notes to financial statements

Intrepid Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Three Months Ended March, 2005

	2005	2004
Cash Flows From Operating Activities:
Net Income	$ -	$ -
Adjustments to reconcile net income (loss) to Net cash provided by operating activities:
Net Cash Provided (Used) in Operating Activities	-	-
Change in Operating Assets & Liabilities
Net Cash Provided (Used) in Operating Activities
Cash Flows From Investing Activities:
Deposits	-	-
Net Cash (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Note payments-long term debt	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Increase (Decrease) in Cash & Cash Equivalents	-	-

Cash & Cash Equivalents at Beginning of period	-	-

Cash & Cash Equivalents at End of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information:
Interest Expense	$ -	$ -
Taxes	$ -	$ -

See accompanying notes to financial statements

INTREPID HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Intrepid Holdings, Inc., (A Holding Company formerly known as Auto Fund Servicing Inc.) (“the Company”) has no assets, known liabilities, stockholders’ equity or operations at March 31, 2005. Without additional capital, the Company will not be able to remain in business.

At the annual meeting of shareholders held on July 14, 2004 the shareholders voted and approved each of the following  changes: Name change from Auto Fund Servicing, Inc. to Intrepid Holdings, Inc., an increase in the Company’s authorized number of shares of Common Stock from fifty million to one hundred million, a reverse stock split on a one-for-two basis of the Company’s common stock, to adopt the revised Bylaws of the Company, and to change the business strategy of the Company from a third party collection agency to a holding corporation.  The Company name change and increase in authorized shares of common stock was filed with the State of Nevada on July 19, 2004.

CURRENT AND SUBSEQUENT EVENTS AND CONDITIONS AFFECTING ONGOING OPERATIONS

 Since June 5, 2002 Intrepid Holdings, Inc. formerly known as Auto Fund Servicing Inc., the Texas Corporation ceased all operations. The Company currently does not have any assets, any known liabilities and any stockholder equity or operations.  On April 27, 2005, the Company entered into an agreement to purchase the assets of Rx Fulfillment Services, Inc., a Texas corporation as previously reported on Form 8-K filed May 2, 2005 for a purchase price of 26,525,188 shares of the Company’s common stock and cash in the amount of $600,000.   Mr. Thomas J. Cloud, Jr., remains the Company’s president.  The assets acquired included certain contracts and contractual rights owned by Rx Fulfillment Services, Inc. to provide pharmacy services and pharmacy fulfillment services for a nationwide software provider of e-prescription software to doctors.  On April 27th, the Board of Directors elected Mr. Maurice Stone, the former President of Rx Fulfillment Services to serve on our Board of Directors and as a Chief Executive Officer of the corporation along with our current president Mr. Cloud.  In addition, the Board elected James B. Hill; Toney Means; James Shelton III, Ernest Carter and Jonathan Gilchrist as additional directors of the corporation. In May of 2005, the Company entered into a long term lease agreement for approximately 3,000 square feet of operating space. The term of the agreement is for 39 months with an average monthly rental rate of $3,445. The Company incurred no lease expense for the quarter ended March 31, 2005.

Because the Company does not have any assets, stockholders’ equity and ongoing operations, it is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will not be successful in the implementation of its current business plan. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through its revised business plan.  However, the Company  is currently dependent, if available, on external or shareholder debt and equity financing to continue its current level of activities. The Company will require significant amounts of cash which may not be available in order to implement its current business plan. The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to obtain additional capital, to successfully implement its business plan, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain funding of its operations as may be required, and ultimately to attain profitability.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the issues raised above raise substantial doubt about its ability to continue as a going concern.

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ from those estimates.

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period.  For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which may in the future include cash and cash equivalents, and debt, approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK – Financial instruments that may in the future potentially subject the Company to concentrations of credit risk in the future consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

Item 2.  Management's Discussion and Analysis.

The following discussion should be read along with our financial statements, which are included in another section of this document.  This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this report.

In May of 2005, the Board of Directors authorized a private placement of the company's common stock to be offered under an exemption from registration provided in Reg. D, Section 506 of the Securities Act.  In the Offering, the Company will attempt to sell up to one million shares of common stock at $0.50 per share, one million shares of common stock at $1.00 per share and one million shares of common stock at $2.00 per share.  The Company may engage the services of a licensed broker/dealer to assist with the offering but has not engaged a placement agent at this time.  The offering will currently be made available by the Company's officers and directors on behalf of the corporation.

Since June 5, 2002 Intrepid Holdings, Inc. formerly known as Auto Fund Servicing Inc., the Texas Corporation ceased all operations. The Company currently does not have any assets, any known liabilities and any stockholder equity or operations.  On April 27, 2005, the Company entered into an agreement to purchase the assets of Rx Fulfillment Services, Inc., a Texas corporation as previously reported on Form 8-K filed May 2, 2005 for a purchase price of 26,525,188 shares of the Company’s common stock and cash in the amount of $600,000.  Mr. Thomas J. Cloud, Jr., remains the Company’s president.  The assets acquired included certain contracts and contractual rights owned by Rx Fulfillment Services, Inc. to provide pharmacy services and pharmacy fulfillment services for a nationwide software provider of e-prescription software to doctors.  On April 27th, the Board of Directors elected Mr. Maurice Stone, the former President of Rx Fulfillment Services to serve on our Board of Directors and as a Chief Executive Officer of the corporation along with our current president Mr. Cloud.  In addition, the Board elected James B. Hill; Toney Means; James Shelton III, Ernest Carter and Jonathan Gilchrist as additional directors of the corporation. In May of, 2005, the Company entered into a long term lease agreement for approximately 3,000 square feet of operating space. The term of the agreement is for 39 months with an average monthly rental rate of $3,445. The Company incurred no lease expense for the quarter ended March 31, 2005.

Liquidity and Capital Resources

Because the Company does not have any assets, stockholders’ equity and ongoing operations, it is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will not be successful in the implementation of its current business plan. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through its revised business plan.  However, the Company is currently dependent, if available, on external or shareholder debt and equity financing to continue its current level of activities. The Company will require significant amounts of cash which may not be available in order to implement its current business plan. The Company's internally generated cash flows have historically been and continue to be insufficient for the

Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its limited operations.

On April 27, 2005, the company executed a promissory note in the amount to $100,000 in favor of Galleria Securities, Inc. which calls for the repayment of the principal balance of $100,000 on or before May 25, 2005.  If the balance is not paid in full by the due date, the note will bear interest in the amount of 7%.  The note is secured by all of the shares issued to Rx Fulfillment Services, Inc., a Texas corporation in the asset acquisition of that same date.

On April 27, 2005, the company executed a promissory note in the amount of $400,000 in favor of Galleria Securities, Inc. which calls for the repayment of the principal balance of $400,000 no later than October 21, 2005.  The terms of the note require that the company pay down the balance of this note with any proceeds of any private placement undertaken during the term of the Note by applying 50% of the net proceeds of any such offering to the reduction of principal due on the Note.  This Note is secured by a secured interest in 17 million shares of the common stock owned by RxFS and its shareholders as a result of the asset purchase of April 27, 2005.

On April 26, 2005, the company executed a promissory note in the amount of $100,000 in favor of James H. Shelton, III, a member of the Board of Directors.  The terms of the note require that the company repay the principal balance plus 6% annually until note is paid in full commencing May 26, 2005.  This note may be extended by the mutual consent of the parties for an additional period of thirty (30) days.  As consideration for lender in making the funds available, borrower shall provide to lender 50,000 shares of its common stock.  If lender utilizes the funds to acquire financing, as indicated, borrower shall provide to lender 200,000 shares of its common stock.

In addition to the previous notes, in May of 2005, the company executed promissory notes in the amount of $12,500 each in favor of Maurice Stone and Eddie Austin.  There are no terms for the fully callable notes.  No shares were provided to Maurice Stone or Eddie Austin for the use of these funds.

Total Revenue for the three months ended March 31, 2005, was $0 compared to three months ended March 31, 2004, which was $0.

Total Expenses for the three months ended Marsh 31, 2005 was $0 compared to the three months ended March 31, 2004, which was $0.

Thus, the net income for the three months ended March 31, 2005 was $0 compared to the three months ended March 31, 2004, which was $0.

As of March 31, 2005, the Company had not commenced commercial operations and has recently devoted substantially all of its efforts to financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing, if it continues to remain available, to continue its current level of activities. The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing, if available, to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

Forward Looking Information

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Evaluation as a going concern – As reflected in the accompanying financial statements, we have incurred continuing losses, have no operations and no liquidity.  These matters, among others, indicate that we may not remain a going concern in the future.  Because of this, management is required to evaluate routinely many business decisions that may impact our ongoing operations.  Depending upon decisions made by management and our board of directors, we may not remain a going concern in the future.  If we do not remain a going concern, our shareholders and creditors will likely not receive a return of their investment or payment for outstanding goods or services.

If we are unable to procure funding we may not be able to implement our new business plan and may not be able to continue as a going concern.

Plan of Operations

Our current operating expenses are limited as we are in the early development and planning phase of the execution of our current business plan. In addition, we are incurring expenses related to maintaining our public reporting requirements.  Presently, our shareholders have paid our expenses as they become due.  These resources will not be sufficient to cover our expected costs to implement our new contracts and we will need to raise capital in the next twelve months.  We expect to seek financing through a private placement of common stock under Reg. D of the Securities Act and/or Equity Line Financing.

We have made and/or been presented several proposals for funding from various organizations.  We have not entered negotiations with any funding or financing source at this time.  We anticipate that significant dilution could occur as the result of any future financing and this could reduce the value of our outstanding shares.  We cannot project the future level of dilution that may be experienced by investors as a result of our future financings, but it could significantly affect the value of our shares.

We will have to succeed in debt or equity financing activities in the months ahead in order to implement our contracts and new business plan.  While the shareholder loans discussed above are sufficient for the next few months, if we do not raise additional debt or equity capital soon, it is unlikely that we will remain in business.  It is not expected that the internal source of liquidity will improve until significant cash is provided by operating activities, and until then, we intend to rely upon our shareholders and other external sources for liquidity, if any.

New Accounting Standards

The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have no current operations.  Should we become active with operations, the decisions made by management and our Board of Directors could result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows.  Because we are not currently operating, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

PART II - OTHER INFORMATION

ITEM  1.

LEGAL PROCEEDINGS:

There is no current or pending litigation in which we are involved.

ITEM  2.

CHANGES IN SECURITIES:

Not Applicable

ITEM  3.

DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable

ITEM  5.

OTHER INFORMATION:

Not Applicable

ITEM  6.

EXHIBITS:

3.1

Articles of Incorporation, filed with the company’s SB-2A on 10/13/2000

3.2

Bylaws, filed with the company’s SB-2A on 10/13/2000

31.1

8 U. S. C. Section 1350; Section 302 of the Sarbanes-Oxley Act of 2002 signed by Thomas John Cloud, Jr., President

31.2

8 U. S. C. Section 1350; Section 302 of the Sarbanes-Oxley Act of 2002 signed by Maurice Stone, Chief Executive Officer

32.0

18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K:

January 2, 2005 form 8-K was filed in regards to changes in control of the registrant and the election and departure of directors.  April 20, 2005 the form was filed due to changes in the registrant’s certified accountant.  The same form was amended and filed on May 5th and May 17, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrepid Holdings, Inc. (Registrant)

By ___/s/ Thomas John Cloud, Jr., President (Signature and Title)

Date: May 23, 2005