Form 10QSB
period 2005-06-30
Intrepid Holdings, Inc.
filed 2005-08-25
CIK 1125856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2005

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to:

Intrepid Holdings, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0465858 (I.R.S. Employer Identification No.) 001-16173 (Commission File No.)	3200 Wilcrest, Suite 380, Houston, TX (Address of principal executive offices)
(713) 278-1990 Issuer's telephone number	77042 (Zip Code)

Former Name or Address if changed since last report:

Check whether the issuer:  Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes. [X] No[  ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Shares issued and outstanding as of August 24, 2005: 36,765,188.

Transitional Small Business Disclosure Format (check one):   Yes. [  ]  No  [X]

TABLE OF CONTENTS

		Page

Part I	Financial Information
	Item 1 – Financial Statements	3
	Item 2 – Management’s Discussion and Analysis	11

Part II	Other Information
	Item 5 – Other Information	14
	Item 6 – Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibits		attached

Item 1: Financial Statements

Intrepid Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheet

June 30, 2005 (Unaudited)	December 31, 2004 (restated)

ASSETS
CURRENT ASSETS
Cash in Bank	$ 9,917	$ - 0 -
TOTAL CURRENT ASSETS	9,917	- 0 -

PROPERTY AND EQUIPMENT, at cost
Equipment and furnishings	2,500
Accumulated depreciation	- 0-
NET PROPERTY AND EQUIPMENT	2,500	- 0 -

OTHER ASSETS
Intangible property --contracts	- 0 -
Deposits	3,852
TOTAL OTHER ASSETS	3,852	- 0 -

TOTAL ASSETS	$ 16,269	$ - 0 -

Liabilities and Stockholders’ Equity (Deficit)

current liabilities
Accounts payable	$ 8,672	$ - 0 -
Other Current Liabilities	1,806
Notes payable to stockholders	650,196
TOTAL CURRENT LIABILITIES	660,674	- 0 -

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 1 million shares authorized, no shares issued and outstanding
Common stock 100 million shares $.001 par value authorized at 6/30/2005 and 12/31/2004; 36,765,188 and 10,240,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004 respectively	36,765	10,240
Additional Paid in Capital	45,235	65,260
Retained deficit accumulated in prior operations	(82,000)	(75,500)
Deficit accumulated during the development stage	(244,405)	- 0 -
	(244,405)	- 0 -
Less cost of common shares in treasury; 5 million and -0- respectively	(400,000)	- 0 -
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(644,405)	- 0 -

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 16,269	$ - 0 -

See accompanying notes to financial statements

Intrepid Holdings, Inc.

(A Development Stage Company)

Consolidated Statement of Operations (Unaudited)

For the Quarter Ended June 30	For the Six Months Ended June 30	Inception to Date
	2005	2004 (restated)	2005	2004 (restated)	4/27/05- 6/30/05

REVENUES
Revenues	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

Total Revenues	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
EXPENSES
Contract labor, consultants	214,000		214,000		214,000
Rent	5,417		5,417		5,417
General and Administrative	24,988	3,000	31,488	11,500	24,988

NET LOSS	$(244,405)	$ (3,000)	$(250,905)	$ (11,500)	$(244,405)

Net Loss per Share (* less than $0.01)	$ (0.01)	*	$ (0.01)	*	$ (0.01)

Weighted Average Shares Outstanding	29,186,561	10,240,000	19,765,618	10,240,000	36,765,188

See accompanying notes to financial statements

Intrepid Holdings, Inc.

(A Development Stage Company)

Consolidated Statement of Changes In Shareholders’ (Deficit) Equity

For the six months ended June 30, 2005

(unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Retained Deficit Accum-ulated in Prior Operations	Deficit Accum-ulated During the Develop-ment Stage	Total

Balance at December 31, 2004 as originally reported	10,240,000	$ 10,240	$ - 0 -	$ 47,760	$ (58,000)	$ - 0 -	$ - 0 -

Adjustments for costs paid by shareholder	--	--	--	17,500	(17,500)	--	--

Balance at December 31, 2004 (restated)	10,240,000	10,240	- 0 -	65,260	(75,500)	--	--

Net Loss for the three months ended March 31, 2005 as originally reported	--	--	--	--	--	--	--

Adjustments for costs paid by shareholder	--	--	--	6,500	(6,500)	--	--

Balance at March 31, 2005 (restated)	10,240,000	10,240	- 0 -	71,760	(82,000)	--	--

Common stock issued for Asset Purchase	26,525,188	26,525	--	(26,525)	--	--	--

Purchase of Treasury Stock	--	--	(400,000)	--	--	--	(400,000)

Net Loss	--	--	--	--	--	(244,405)	(244,405)

Balance at June 30, 2005	36,765,188	$ 36,765	$(400,000)	$ 45,235	$ (82,000)	$(244,405)	$(644,405)

See accompanying notes to financial statements

Intrepid Holdings, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ending June 30, 2005	Six Months Ending June 30, 2004 (restated)	Inception to Date 4/27/05-6/30/05
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (250,905)	$ (11,500)	$ (244,405)
Adjustments to reconcile loss to net cash used in operating activities:
Change in Operating Assets & Liabilities
Increase in Accounts Payable	8,672		8,672
Increase in other current liabilities	1,806		1,806
Net cash provided (used) in operating activities	(240,427)	(11,500)	(233,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment & furnishings	(2,500)		(2,500)
Deposits	(3,852)		(3,852)
Net Cash (Used) in Investing Activities	(6,352)	- 0 -	(6,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Note proceeds	275,196		275,196
Note payments	(25,000)		(25,000)
Costs paid by shareholder added to Paid in Capital	6,500	11,500	- 0 -
Net Cash Provided by Financing Activities	256,696	11,500	250,196

Net Increase in Cash & Cash Equivalents	9,917	- 0 -	9,917

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	- 0 -	- 0 -	-0-

CASH & CASH EQUIVALENTS AT END OF PERIOD	$ 9,917	$ - 0 -	$ 9,917

NON CASH TRANSACTIONS
Treasury Stock Purchase	$ 400,000	$ - 0 -	$ 400,000

See accompanying notes to financial statements

INTREPID HOLDINGS, INC.

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Intrepid Holdings, Inc., (A Holding Company formerly known as Auto Fund Servicing Inc.) (“The Company”) has limited assets, deficit working capital, significant lease and debt obligations, deficit stockholders’ equity and no revenues or operations at June 30, 2005. At this time the Company does not have the resources, nor does it have access to the resources to comply with the terms and payment conditions of its outstanding credit and debt obligations. Without additional capital, the Company will not remain in business.

At the annual meeting of shareholders held on July 14, 2004 the shareholders voted and approved each of the following changes:  name change from Auto Fund Servicing, Inc. to Intrepid Holdings, Inc., a reverse stock split on a one for two basis of the Company’s Common Stock, an increase in the Company’s authorized number of shares of Common Stock from fifty million to one hundred million, to adopt the revised Bylaws of the Company, and to change the business strategy of the Company from a third party collection agency to that of a holding corporation.  The Company name change and increase in authorized shares of common stock was filed with the State of Nevada on July 19, 2004.

RECENT EVENTS AND CONDITIONS AFFECTING ONGOING OPERATIONS

As of June 30, 2005, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its recent efforts to product development, financial planning, raising capital and developing its business plan.  Amounts reported from inception to date include events occurring during development stage but not during the earlier periods when the company was an operating company.  The Company ceased to be an operating company in June 2002.

On April 27, 2005, the Company entered into an agreement to purchase the assets of Rx Fulfillment Services, Inc., (RxFS) a Texas corporation as reported on Form 8-K filed May 2, 2005.  These assets were purchased in exchange for 26,525,188 shares of the Company’s common stock.   The assets acquired included certain contracts and contractual rights owned by Rx Fulfillment Services, Inc. to provide pharmacy services and pharmacy fulfillment services for a nationwide software provider of e-prescription software to doctors.

This acquisition has been accounted for as a Reverse Takeover (RTO), whereby the purchase method of accounting has been used with RxFS, through the sale of its business (consisting solely of certain intangible contractual rights) to the Company, becoming the acquirer and the Company becoming the acquired entity.  Therefore, RxFS asset value of zero at time of the RTO continues to be reflected on the accompanying balance sheet at June 30, 2005 at a zero value.  Certain key shareholders of the seller from whom we purchased these assets became key shareholders of the Company and were hired by the Company to management positions of Intrepid and/or to it Board of Directors.

The Company contracted for the purchase of 5,000,000 shares of its common stock from Galleria Securities, Inc. for a note payable due no later than October 21, 2005 in the amount of $400,000.  The Company intends to grant the shares purchased to management as incentive shares for performance under a stock incentive plan.  This transaction was accounted as a purchase of treasury stock by the Company for $400,000.

Thomas J. Cloud, Jr., the President of Intrepid Holdings, Inc. on the date of the asset purchase remains the Company’s president.  Also on April 27th, the Board of Directors elected Mr. Maurice Stone, the former President of Rx Fulfillment Services, Inc. (Texas), to serve as Chairman of the Board of Directors and as a Chief Executive Officer of the Company.  The Board also elected James B. Hill, Toney Means, James Shelton III, Ernest Carter and Jonathan Gilchrist as directors of the corporation.

In addition, on April 27th, we entered into a consulting agreement with American Enterprise Development Corporation, (AEDC), a Houston, Texas based business development company.  We agreed to pay them $3,000 per month for eighteen months beginning May 1, 2005 and to accrue the amount of this consulting fee until we obtain sufficient operating capital to pay it.   AEDC is a shareholder owning approximately 3.3% of our issued and outstanding shares.  Jonathan Gilchrist, the President of AEDC, was elected to serve on our Board of Directors and as our audit committee chairman.

In May of 2005, the Company entered into a lease agreement for approximately 3,000 square feet of office space. The term of the agreement is for 39 months with an average monthly rental rate of $3,445.

The Company borrowed $20,000 on June 28, 2005 from an unrelated party also for working capital needs.  The terms for this note were six months at 8% interest per annum.  Subsequent to the end of the period ending June 30, 2005, the company borrowed $145,000 from unrelated parties to provide working capital for the Company.  These notes are unsecured.

The Company has limited assets, negative working capital, significant lease and debt obligations, deficit stockholders’ equity and no revenues or operations as of June 30, 2005.  The Company requires immediate additional financing either through debt or equity capital to execute its business plan and/or remain in business.  The Company does not currently have any debt or equity financing commitments from financial sources to address this need for capital.  The Company is currently dependent on shareholder loans to fund operations.   Expenses of $6,500 related to the auditing costs at December 31, 2004 were paid by a shareholder on the Company’s behalf in March 2005 and are reflected in the accompany Statement of Operations.  Although the Company hopes to raise additional capital through a proposed private offering of its equity or debt securities to fund operations, there is no guarantee that the Company will be successful in acquiring such capital.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional equity capital, the Company will not remain in business.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company’s continuation as a going concern, however, is dependent upon its ability to obtain additional capital.   In the event the Company is unable to continue as a going concern, it is very unlikely that assets currently reflected on the accompanying consolidated balance sheet will be fully realized. Likewise, in this event, it is unlikely that creditors and shareholders of the Company will receive payment of amounts advanced to the Company as credit, debt or equity contributions.

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period.  For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.

PRIOR PERIOD ADJUSTMENTS – Prior period adjustments have been made to restate the Consolidated Balance Sheet, Consolidated Statement of Operations, the Consolidated Statement of Changes in Shareholders’ (Deficit)

Equity, and the Consolidated Statement of Cash Flows, to reflect payments made in prior periods by shareholders on behalf of the Company to pay audit and accounting fees in the amount of $17,500 in 2004 and $6,500 in the first quarter of 2005.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which  includes cash , accounts payable and debt, approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK – Financial instruments that may in the future potentially subject the Company to concentrations of credit risk in the future consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions. .

INCOME TAXES – In the current and prior periods, the Company has had losses and, therefore, has not been subject to federal income taxes.  As of June 30, 2005, the Company estimates an accumulated net operating loss (NOL) carryforward of approximately $244,405, resulting in a deferred tax asset of approximately $83,000.  Because of the change in control, the Company does not expect to benefit from any NOL prior to April 27, 2005.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been estimated to fully offset the deferred tax assets.

LOSS PER SHARE - Loss per share has been calculated using the weighted average number of shares outstanding for the periods shown.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

NOTE B –NOTES PAYABLE TO SHAREHOLDERS

On April 27, 2005, the Company executed a promissory note in the amount to $100,000 in favor of Galleria Securities, Inc. which called for the repayment of the note on or before May 25, 2005.  This note has been fully paid.

Also on April 27, 2005, the Company executed a promissory note in the amount of $400,000 in favor of Galleria Securities, Inc. which calls for the repayment of the principal balance of $400,000 no later than October 21, 2005.  This Note was executed to purchase 5,000,000 shares of the Company’s common stock owned by Galleria Securities, Inc.  The terms of the note require that the Company pay down the balance of this note with any proceeds of private placements undertaken during the term of the note by applying 50% of the net proceeds of any such offering to the reduction of principal then outstanding.  This note is collateralized by a security interest in 18,889,210 shares of the common stock owned by individual shareholders of the Company who pledged their shares as security for the note.

On April 26, 2005, the Company borrowed $100,000 for working capital purposes from James H. Shelton, III, who became a member of the Company’s Board of Directors.  The terms of this unsecured note require the Company to repay the principal balance plus 6% interest annually until the note is paid in full with payments commencing May 26, 2005.  This note was be extended by the mutual consent of the parties.   The Company made a $25,000 payment on this note August 2, 2005.

The Company, in May of 2005, borrowed $25,000 each from Maurice Stone and Eddie Austin for a total of $50,000.  Mr. Stone is our CEO and Chairman and Mr. Austin provides legal services to the Company.  They are related parties. The proceeds of these loans were used for operational expenses.  The notes are callable at any time.  No shares were provided to Maurice Stone or Eddie Austin in connection with the loans. The Company has also borrowed $5,195 from Daryl K. Webster a contract employee of the Company. The note is callable at any time.

There are no payment terms for the fully callable, unsecured notes.

Subsequent to June 30, 2005, the Company borrowed an additional $50,000 from Mr. Eddie Austin.  The note to Mr. Austin is callable at any time.

At this time the Company does not have the resources, nor does it have access to the resources to comply with the terms and payment conditions of its outstanding credit and debt obligations. Without additional capital, the Company will not remain in business and will be unable to pay its credit and debt obligations.

NOTE C – RELATED PARTY TRANSACTIONS

On April 27, 2005, the Company elected Maurice Stone as CEO and Chairman of the Board and elected Ernest Carter to the Board of Directors.  Mr. Stone & Mr. Carter are the controlling shareholders of VmRx, a software services provider whose contract was acquired as one of the contracts acquired by the Company from RxFS.  Under this contract, VmRx will provide marketing services and software services to doctors and other medical professionals that include e-prescription software.  The contract we acquired from RxFS on April 27, 2005 makes us the exclusive pharmacy fulfillment service for VmRx clients. A second contract we acquired in the transaction allows for the payment of 5% of gross sales to VmRx as a marketing commission.  At June 30, 2005, the Company has not commenced operations.

NOTE D – SHAREHOLDER’S EQUITY

All shares of common stock issued by the Company were fully vested and non-forfeitable when issued.  The company has never issued any options, warrants or other classes of stock.

NOTE E – SUBSEQUENT EVENTS

SUBSEQUENT EVENTS – On July 25, 2005 the National Black Chamber of Commerce (NBCC) announced that Rx Fulfillment Services, Inc., a wholly owned subsidiary of Intrepid Holdings, Inc., had joined the 92,000 members of the National Black Chamber of Commerce, (NBCC) as a President’s Level member.  The Company expects this relationship to give them the ability to work with the NBCC as they address the health care benefits issues that concern the NBCC’s constituents.

On August 3, 2005 Intrepid Holdings, Inc. announced that it has acquired a Houston, Texas pharmacy licensed to provide pharmacy services in 20 states.   This acquisition will be operated by RxFS, a wholly owned subsidiary of Intrepid Holdings, Inc. and will allow RxFS to develop mail order pharmacy services in these 20 states.   We paid $20,000 in cash plus 100,000 shares of common stock for this acquisition.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of ़ritical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Evaluation as a going concern – As reflected in the accompanying financial statements, we have incurred continuing losses, have deficit working capital, deficit stockholders’ equity, no operations and no liquidity. We have liabilities in excess of $660,000 and cash amounting to only $9,917. These matters, among others, indicate that we may not remain in business.  Because of these and other matters, management is required to evaluate routinely many business decisions that may impact our ongoing operations and our ability to remain in business.  If we do not remain in business, our shareholders and creditors will not receive a return of their investment or payment for outstanding goods or services and loans made to the Company.

If we are unable to procure funding we may not be able to implement our new business plan and will not remain in business.

The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have limited operations.  Should we become active with operations, the decisions made by management and our Board of Directors could result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows.  Because we have limited current operations, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

Plan of Operations

We are a holding company that recently acquired contractual rights to provide pharmacy fulfillment, technical, and marketing services to vendors of medical software and Web services being marketed to medical professionals in the U.S.  We are working to be able to provide mail order pharmacy fulfillment services to their customers and other clients of our subsidiary Rx Fulfillment Services, Inc.  As of the period ending June 30, 2005 we had not yet begun revenue generating business activity.  In addition, we are exploring other opportunities that we feel may fit within the structure of Intrepid Holdings, Inc. and bring enhanced shareholder value. However, we do not have the resources or access to the resources at this time to repay our credit and debt obligations, make any payments in the form of dividends to our shareholders or implement our business plan. Without additional capital, we will not be able to remain in business.

Our current operating expenses are limited as we are in the early development and planning phase of the execution of our current business plan. In addition, we are incurring expenses related to maintaining our public reporting requirements.  We have raised a small amount of capital in the form of debt which we will have to repay, as discussed in detail below.  We have depended on shareholder loans for much of our operating capital.  We will need to raise capital in the next twelve months in order to remain in business.

We anticipate that significant dilution will occur as the result of any future sales of our common stock and this will reduce the value of our outstanding shares.  We cannot project the future level of dilution that will be experienced by investors as a result of our future financings, but it will significantly affect the value of our shares.

On April 27, 2005, the Company entered into an agreement to purchase the assets of Rx Fulfillment Services, Inc., a Texas corporation.  The assets were purchased for a purchase price of 26,525,188 shares of the Company’s common stock.    The assets acquired included certain contracts and contractual rights owned by Rx Fulfillment Services, Inc. to provide pharmacy services and pharmacy fulfillment services for a nationwide software provider of e-prescription software to doctors.  A Note in the amount of $400,000 was executed in favor of a more than 10% shareholder to purchase 5,000,000 shares of common stock currently held by the shareholder that we intend to grant to management as incentive shares for performance under a stock incentive plan.

Thomas J. Cloud, Jr., the President of Intrepid Holdings, Inc. on the date of the asset purchase remains the Company’s president.  Also on April 27th, the Board of Directors elected Mr. Maurice Stone, the former President of Rx Fulfillment Services to serve on our Board of Directors and as a Chief Executive Officer of the corporation.  The Board also elected James B. Hill, Toney Means, James Shelton III, Ernest Carter and Jonathan Gilchrist as directors of the corporation.

Liquidity and Capital Resources

Upon the acquisition of the assets of Rx Fulfillment Services, Inc. on April 27, 2005, the Company began to pursue the development of mail-order and central-fill pharmacy fulfillment operations.  As of the close of the period ending June 30, 2005 we had not yet commenced revenue-generating operations. On April 27, 2005, the Company executed a promissory note in the amount to $100,000 in favor of Galleria

Securities, Inc. which calls for the repayment of the principal balance of $100,000 on or before May 25, 2005.  This Note has been repaid in full.

Also on April 27, 2005, the Company executed a promissory note in the amount of $400,000 in favor of Galleria Securities, Inc. which calls for the repayment of the principal balance of $400,000 no later than October 21, 2005.  This Note was executed to purchase 5,000,000 shares of the Company’s common stock owned by Galleria Securities, Inc.  The terms of the note require that the company pay down the balance of this note with any proceeds of private placements undertaken during the term of the Note by applying 50% of the net proceeds of any such offering to the reduction of principal due on the Note.  This Note is collateralized by a security interest in 18,889,210 million shares of the common stock owned by individual shareholders of Intrepid Holdings, Inc. who pledged their shares as security for the Note.

On April 26, 2005, the Company executed a promissory note in the amount of $100,000 in favor of James H. Shelton, III, a member of the Board of Directors.  The terms of this unsecured note require the Company to repay the principal balance plus 6% annually until note is paid in full commencing May 26, 2005.   This note has been extended by the mutual consent of the parties.   The Company made a $25,000 payment on this note August 2, 2005.

The Company, in May of 2005, borrowed $25,000 each from Maurice Stone and Eddie Austin for a total of $50,000.  Mr. Stone is our CEO and Chairman and Mr. Austin provides legal services to the Company.  They are related parties. The proceeds of these loans were used for operational expenses.  The notes are callable at any time.  No shares were provided to Maurice Stone or Eddie Austin in connection with the loans. The Company has also borrowed $5,195 from Daryl K. Webster a contract employee of the Company.  The note is callable at any time.  There are no payment terms for the fully callable, unsecured notes.  The Company borrowed $20,000 on June 28, 2005 from an unrelated party also for working capital needs.  The terms for this note were six months at 8% interest per annum.

Subsequent to June 30, 2005, the Company borrowed an additional $50,000 from Mr. Eddie Austin and $145,000 from unrelated parties to provide working capital for the Company. The note to Mr. Austin is callable at any time. These notes are unsecured.

At this time the Company does not have the resources, nor does it have access to the resources to comply with the terms and payment conditions of its outstanding credit and debt obligations. Without additional capital, the Company will not remain in business and will be unable to pay its credit and debt obligations.

Because we have not commenced operations, we had no revenues or operations for the period ending June 30, 2005 compared with no revenues or operations for the period ending June 30, 2004.   Our expenses and net loss for the six-month period ended June 30, 2005 totaled $250,905 compared to $11,500 for the six months ended June 30, 2004.  Consultant fees related to our asset purchase on April 27, 2005 amounted to $200,000.  Contract labor accounted for $14,000, rent accounted for $5,417, and the remaining $31,488 was paid for various general and administrative costs during the six months ended June 30, 2005.

Because the Company has limited assets, significant accounts payable and debt, deficit working capital, deficit stockholders’ equity and no ongoing operations, we may not remain in business. Without additional capital, the Company will not remain in business or have the resources to implement its business plan. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to remain in business.  However, the Company is currently dependent, if available, on external or shareholder debt and equity financing to continue its current level of activities. The Company will require significant amounts of cash which may not be available in order to remain in business and to implement its current business plan. All of the Company’s cash has been obtained from debt and equity financings and is insufficient to meet the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital will contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its limited operations.

PART II - OTHER INFORMATION

Item 5  Other Information

The April 27, 2005 acquisition of the assets of Rx Fulfillment Services, Inc. has been accounted for as a Reverse Takeover (RTO), whereby the purchase method of accounting has been used to account for the value of the assets acquired at a zero basis which was the basis of the assets when held by the seller.  The assets acquired are intangible assets consisting of contractual rights.    Therefore, the audited financial statements of the Company as filed in the Company’s 10-QSB’s for 2004 reflect the pro forma consolidated financial statements of the company assuming the acquisition of assets had occurred in such prior periods since the value of the assets acquired is accounted for at a zero value.

On August 3, 2005 Intrepid Holdings, Inc. announced that it has acquired a Houston, Texas pharmacy licensed to provide pharmacy services in 20 states.   This acquisition will be operated by RxFS, a wholly owned subsidiary of Intrepid Holdings, Inc. and will allow RxFS to develop mail order pharmacy services in these 20 states.   We paid $20,000 in cash plus 100,000 shares of common stock for this acquisition.  In our 8-K filed on August 12, 2005, we valued this transaction at $53,600.

ITEM 6.

EXHIBITS

3.1

Articles of Incorporation, filed with the company’s SB-2A on 10/13/2000

3.2

Bylaws, filed with the company’s SB-2A on 10/13/2000

10.01

Agency Agreement between Rx Fulfillment Services, Inc. and VipMedRx dated

January 6, 2005, filed with 8-K filing on May 2, 2005;

10.02

Order Fulfillment Agreement between Rx Fulfillment Services, Inc. and VipMedRx dated January 6, 2005;

10.03

Lease Agreement between La Porte Apothecary, Inc. and Rx Fulfillment Services, Inc. dated February 9, 2005;

10.04

Joint Venture Agreement between Rx Fulfillment Services, Inc. and Laura Cleland dated February 10, 2005.

10.05

Asset purchase of new pharmacy between DB Vaughan, Inc. and Rx Fulfillment Services, Inc. dated August 3, 2005, filed with 8-K filing on August 12, 2005.

31.1

Section 302 Certification signed by Thomas John Cloud, Jr., President

31.2

Section 302 Certification signed by Maurice Stone, Chief Executive Officer

32.0

Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrepid Holdings, Inc. (Registrant)
Date: August 24, 2005
By /s/ Thomas John Cloud, Jr., President & Chief Accounting Officer (Signature and Title)

By /s/ Maurice Stone, Chief Executive Officer (Signature and Title)