Form 10QSB
period 2005-09-30
Intrepid Holdings, Inc.
filed 2005-11-10
CIK 1125856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

  [X] Quarterly report issued pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934
               For the quarterly period ended: SEPTEMBER 30, 2005

  [ ] Transition report issued pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                     For the transition period from:    to:



        INTREPID HOLDINGS, INC.                           NEVADA
        -----------------------                         -----------
(Name of small business issuer in its charter)   (State or other jurisdiction of
                                                  incorporation or organization)


             88-0465858                 3200 WILCREST, SUITE 380, HOUSTON, TEXAS
             ----------                 ----------------------------------------
(I.R.S. Employer Identification No.)        (Address of principal executive
                                                         offices)


             001-16173
             ---------
       (Commission File No.)


          (713) 278-1990                                     77042
          --------------                                     -----
     Issuer's telephone number                            (Zip code)


Former name or address if changed since last report:

Check whether the issuer: Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days: Yes [X], No [ ].

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Shares issued and outstanding as of October 31, 2005: 37,284,045.

Transitional Small Business Disclosure Format (check one):   Yes. [ ], No  [X].

PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

Balance  Sheet                                                            1
Statements  of  Operations                                                2
Statements  of  Cash Flows                                                3
Statement  of  Changes in Stockholders' Deficit                           4

Selected  Notes  to  Consolidated  Financial  Statements               5-10

ITEM  2  -  MANAGEMENT'S  DISCUSSIONS AND ANALYSIS OF FINANCIAL       11-14
CONDITION  AND  RESULTS  OF  OPERATIONS

ITEM  3  -  CONTROLS  AND  PROCEDURES                                    15

PART  2  -  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES                                      16

ITEM  5  -  OTHER  INFORMATION                                           16

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8K                         16

                            INTREPID HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                              September 30
                                                                  2005
                                                               (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash in Bank                                             $        47,145
    Accounts receivable                                                1,863
    Inventories                                                        2,651
                                                             ----------------
    TOTAL CURRENT ASSETS                                              51,659


PROPERTY AND EQUIPMENT, at cost
    Equipment and furnishings                                          6,372
    Accumulated depreciation                                            (304)
                                                             ----------------
    NET PROPERTY AND EQUIPMENT                                         6,068
                                                             ----------------

OTHER ASSETS
    Intangible property - licenses                                    50,164
    Deposits                                                           4,052
                                                             ----------------
    TOTAL OTHER ASSETS                                                54,216
                                                             ----------------

    TOTAL ASSETS                                             $       111,943
                                                             ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                         $        37,126
    Other current liabilities                                         26,834
    Notes payable to stockholders                                    344,932
                                                             ----------------
    TOTAL CURRENT LIABILITIES                                        408,892


  STOCKHOLDERS' DEFICIT
    Preferred stock - 1 million shares authorized,
         no shares issued and outstanding                                  -

    Common stock - 100 million shares authorized; $.001 par           37,284
         value; 37,284,045 shares issued and outstanding
    Additional paid-in capital                                       613,632
    Deficit accumulated during the development stage                (547,865)
    Treasury stock receivable                                       (400,000)
                                                             ----------------
    TOTAL STOCKHOLDERS' DEFICIT                                     (296,949)
                                                             ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $       111,943
                                                             ================

     See accompanying notes to consolidated financial statements

                            INTREPID HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                PERIOD FROM
                                                THREE MONTHS   INCEPTION, APRIL
                                                    ENDED        27, 2005, TO
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                ---------------  ------------
                                                     2005            2005
                                                ---------------  ------------
REVENUES
  Revenues                                      $        2,529   $     2,529
                                                ---------------  ------------
  TOTAL REVENUES                                         2,529         2,529
                                                ---------------  ------------
COST OF REVENUES
  Cost of revenues                                       1,851         1,851
                                                ---------------  ------------
  TOTAL COST OF REVENUES                                 1,851         1,851
                                                ---------------  ------------
GROSS PROFIT                                               678           678

EXPENSES
  Payroll, contract labor and consultants              111,154       333,472
  General and administrative                            79,379       107,965
  Depreciation                                             304           304
                                                ---------------  ------------
OPERATING LOSS                                        (190,159)     (441,064)
                                                ---------------  ------------
OTHER INCOME/EXPENSE
  Interest Expense                                     (80,033)      (80,033)
  Loss on conversion of notes payable                  (26,768)      (26,768)
                                                ---------------  ------------
NET LOSS                                        $     (296,960)  $  (547,865)
                                                ===============  ============

  Net loss per share (basic and fully diluted)  $        (0.01)  $     (0.01)
                                                ===============  ============

  Weighted average shares outstanding               36,820,133    36,797,239
                                                ===============  ============

     See accompanying notes to consolidated financial statements

                                INTREPID HOLDINGS, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     PERIOD FROM INCEPTION,
                                                                            APRIL 27,
                                                                             2005, TO
                                                                           SEPTEMBER 30,
                                                                               2005
                                                                            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(547,865)
  Adjustments to reconcile net loss to net cash from operating activities:
     Amortization of deferred debt issuance costs                              58,759
     Interest imputed on non-interest bearing notes payable                    16,505
     Depreciation                                                                 304
     Costs paid by shareholder                                                  6,500
     Loss on conversion of notes payable                                       26,768
  Net change in operating assets and liabilities:
     Accounts receivable                                                       (1,863)
     Inventories                                                               (2,651)
     Deposits                                                                  (4,052)
     Accounts payable                                                          37,126
     Other current liabilities                                                 29,376
                                                                            ----------
  Net cash used in operating activities                                      (381,093)
                                                                            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                        (2,935)
  Purchase of pharmacy licenses                                               (20,000)
                                                                            ----------
  Net cash used in investing activities                                       (22,935)
                                                                            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note proceeds                                                               483,946
  Note principal payments                                                     (32,773)
                                                                            ----------
  Net cash provided by financing activities                                   451,173
                                                                            ----------
  Net increase/(decrease) in cash and cash equivalents                         47,145
  Cash and cash equivalents at beginning of period                                  -
                                                                            ----------
  Cash and cash equivalents at end of period                                $  47,145
                                                                            ==========

CASH PAID FOR:
  Interest                                                                  $   2,227
  Income taxes                                                              $       -

NON-CASH TRANSACTIONS:
  Issuance of note payable for option to purchase treasury stock            $ 400,000
  Debt and accrued interest converted to common stock                       $ 167,542
  Common stock issued for acquisition of assets, net of cash                $  33,600
  Capitalization of deferred debt issuance costs                            $(400,000)

     See accompanying notes to consolidated financial statements

                                    INTREPID HOLDINGS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE PERIOD FROM INCEPTION, APRIL 27, 2005, TO SEPTEMBER 30, 2005

                                                                  Deficit
                                                                Accumulated
                               Common     Common   Additional    During the   Treasury       Total
                               Stock      Stock     Paid-in     Development    Stock     Stockholders'
                               Shares     Amount    Capital        Stage     Receivable     Deficit
                             -------------------------------------------------------------------------
Balance at inception, April
27, 2005                     10,240,000  $10,240   $(10,240)    $       -    $       -    $       -
                             -------------------------------------------------------------------------
Adjustment for costs paid
by shareholder                        -        -      6,500             -            -        6,500

Option to purchase
treasury stock                        -        -          -             -     (400,000)    (400,000)

Deferred debt issuance
costs                                 -        -    400,000             -            -      400,000

Effect of recapitalization   26,525,188   26,525    (26,525)            -            -            -

Interest imputed on non-
interest bearing notes
payable                                              16,505                                  16,505

Common stock issued for
purchase of assets of One
Stop Prescription               100,000      100     33,500             -            -       33,600

Common stock issued
upon conversion of notes
payable and accrued
interest                        418,857      419    193,892             -            -      194,311

Net loss                              -        -          -      (547,865)           -     (547,865)
                             -------------------------------------------------------------------------
Balance at September 30,
2005                         37,284,045  $37,284   $613,632     $(547,865)   $(400,000)   $(296,949)
                             =========================================================================

See accompanying notes to consolidated financial statements

                             INTREPID HOLDINGS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Intrepid Holdings, Inc. (formerly known as Auto Fund Servicing, Inc.) and Subsidiaries ("we", "us", "Company" or "Intrepid") annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of Intrepid's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid's financial position as of September 30, 2005 and the result of operations and cash flows for the period from inception, April 27, 2005, to September 30, 2005 have been included.

The results of operations for the period from inception, April 27, 2005, to September 30, 2005 are not necessarily indicative of the results to be expected for the period ended December 31, 2005.

NOTE  2  -  Description  of  Company
            ------------------------

Intrepid Holdings, Inc. was originally incorporated in March 1997 as Sphinx Industries, Inc., a Nevada corporation. From inception, Intrepid changed its name from Sphinx Industries, Inc. to AutoFund Servicing, Inc. and, in July 2004, to Intrepid Holdings, Inc.

Prior to April 27, 2005 recapitalization Intrepid was shell company with no assets or liabilities.

On April 27, 2005, Intrepid entered into an agreement to purchase 100% of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation. These assets, which included certain contracts and contractual rights owned by RxFS to provide pharmacy services and pharmacy fulfillment services, were purchased in exchange for 26,525,188 shares of Intrepid's common stock. These assets were placed in a wholly-owned subsidiary simultaneously created as part of this transaction called Rx Fullfillment Services, a Nevada corporation. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company (Intrepid) resulting in a recapitalization of the Company. Therefore, the historical consolidated financial statements presented herein are those of RxFS.

Although the Company has commenced operations, it remains a development stage enterprise until significant revenues are realized. The Company has devoted substantially all of its recent efforts to pharmacy operations, product development, financial planning, raising capital and developing its business plan.

NOTE  3  -  Management  Plans  and  Going  Concern
            --------------------------------------

In view of the Company's recurring losses and working capital deficit there is substantial doubt about its ability to continue as a going concern. Management believes that the major shareholders will continue to advance the capital required to meet the Company's financial obligations. There is no assurance, however, that the shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern. The financial statements described in this report do not include any adjustments that might result from the outcome of this uncertainty.

The Company is a holding company that recently acquired contractual rights to provide pharmacy fulfillment, technical, and marketing services to vendors of medical software and Web services being marketed to medical professionals in the U.S. Our RxFS subsidiary operates a working pharmacy which is licensed in twenty states and began actively filling prescriptions in September, 2005. In addition, the Company is exploring other opportunities that management feels may fit within the structure of Intrepid Holdings, Inc. and bring enhanced shareholder value. The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses as the Company executes its business plan, it is incurring expenses related to maintaining its public reporting requirements. In order to finance these expenditures the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below. The Company has depended on shareholder loans for much of its operating capital. The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as the result of any future sales of the Company's common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

NOTE  4  -  Summary  of  Significant  Accounting  Policies
            ----------------------------------------------

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.

INTANGIBLE ASSETS -- Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation will include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

CONCENTRATION OF CREDIT RISK - Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. Collateral is generally not required for credit granted.

INCOME TAXES - Since inception on April 27, 2005 through September 30, 2005, the Company has had losses and, therefore, has not been subject to federal income taxes. As of September 30, 2005, the Company estimates an accumulated net operating loss (NOL) carryforward of approximately $489,000, resulting in a deferred tax asset of approximately $150,000. Because of the change in control, the Company does not expect to benefit from any NOL prior to April 27, 2005. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been estimated to fully offset the deferred tax assets.

LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rx Fulfillment
Services,  IncIntercompany  accounts  and  transactions  have  been  eliminated.

NOTE 5 - Notes Payable
         -------------

     Table 1 - Notes Payable to Shareholders
                                                                                            Imputed   Principal
                                                                      Interest  Maturity    Interest   Balance
Maker                            Relationship        Date              Rate       Date     9/30/2005  9/30/2005
Galleria Securities, Inc.        Shareholder         April 27, 2005     (1)     1/1/2006   13,333      400,000
Maurice Stone                    CEO and Chairman    May 31, 2005       (1)        (2)        667       25,000
Eddie Austin                     Shareholder         May 31, 2005       (1)        (2)      2,367       88,750
Daryl Webster                    Company Employee    May 31, 2005       (1)        (2)        139        5,196
James Shelton                    Company Director    June 5, 2005        6%        (2)          -       67,227
Austin Law Firm                                    September 28, 2005    8%     3/28/2006       -      100,000
                                                                                           16,505      686,173
                                                                                         ----------  ---------
Unamortized deferred debt issuance costs                                                        -     (341,241)
                                                                                         ==========  =========
TOTALS                                                                                     16,505      344,932
                                                                                         ==========  =========

(1) Notes bear no stated interest; however, interest is imputed based on a rate of 8%
(2) Notes do not contain a specified maturity date. They are fully callable by the maker.

On April 27, 2005, the Company executed a promissory note in the amount of $400,000 in favor of Galleria Securities, Inc. ("Galleria") in order to purchase 5,000,000 shares of the Company's common stock held by Galleria for $.0001 per share which is contingent upon the Company meeting certain milestones. The terms of the note require that the Company pay down the note by applying 50% of the net proceeds of any private placement undertaken until such time as the note is paid in full. While the note was originally due in full on October 21, 2005, on September 15, 2005, the Company and Galleria agreed to an extension of the note until January 1, 2006.

In order to record the Galleria note the Company booked deferred debt issuance costs of $400,000 which will be amortized over the 3 year term of the underlying agreement. From inception, April 27, 2005, through September 30, 2005 the Company amortized $58,759 of these deferred debt issuance costs.

The $400,000 Note to Galleria is secured by 18,889,210 shares of common stock owned by individual shareholders of the Corporation. Should the Company default on that Note and Galleria Securities foreclose on the pledged security, Galleria would become greater than a 50% shareholder of the Corporation and would have the power to elect the Board of Directors and determine the direction of the Company. Galleria currently owns 7,450,000 shares or approximately 20% of our common stock.

From inception, April 27, 2005, through September 30, 2005 the Company converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,310, which resulted in a $26,768 loss on conversion of the notes payable.

At this time the Company does not have the resources to comply with the terms and payment conditions of its outstanding credit and debt obligations. Without additional capital, the Company will not remain in business and will be unable to pay its credit and debt obligations.

NOTE 6 - Acquisition
         -----------

On August 3, 2005 Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, TX and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS, a wholly owned subsidiary of Intrepid and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed. The purchase price was paid with $20,000 in cash and the issuance of 100,000 shares of common stock. The assets acquired were valued at $53,600. The purchase price was allocated as follows:

     Pharmacy  licenses                        $40,000
     Controlled  substance  licenses           $10,000
     Equipment,  hardware  and  inventory      $ 3,600

NOTE 7 - Commitments
         -----------

In May 2005, the Company entered into a lease agreement for approximately 3,000 square feet of office space. The term of the agreement is for 39 months with an average monthly rental rate of $3,445.

In addition, on April 27, 2005, the Company entered into a consulting agreement with American Enterprise Development Corporation (AEDC), a Houston, Texas based business development company. The Company agreed to pay them $3,000 per month for eighteen months beginning May 1, 2005 and to accrue the amount of this consulting fee until the Company obtains sufficient operating capital to pay it. AEDC is a shareholder owning approximately 3.3% of the Company's issued and outstanding shares. Jonathan Gilchrist, the President of AEDC, was elected to serve on the Company's Board of Directors and as the Company's audit committee chairman.

NOTE 8 - Related Party Transactions
         --------------------------

On April 27, 2005, the Company elected Maurice Stone as CEO and Chairman of the Board and Dr. Ernest Carter to the Board of Directors. Mr. Stone & Dr. Carter are the controlling shareholders of VMRx, a software services provider whose contract was acquired in the RxFS acquisition. Under this contract, VMRx will provide marketing services and software to doctors and other medical professionals, including proprietary e-prescription software. The contract makes RxFS the exclusive pharmacy fulfillment service for VMRx clients. As part of the contract VMRx shall receive a 5% marketing commission on gross sales generated by RxFS from VMRx clients.

NOTE 9 - Shareholders' Equity
         --------------------

All shares of common stock issued by the Company were fully vested and non-forfeitable when issued. The Company has never issued any options, warrants or additional classes of stock beyond its common stock.

NOTE 10 - Subsequent Events
          -----------------

Since September 30, 2005 the company has executed two additional promissory notes with a principal amount of $45,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

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

OVERVIEW

Intrepid Holdings provides pharmacy services through mail order, home/office delivery and central fill facilities based upon relationships with minority organizations, physicians and affinity groups. Our marketing efforts focus on leveraging key relationships between patients and their doctors, community relationships and affiliations. We believe these markets are currently underserved by the mainstream healthcare establishment.

We acquired the assets of Rx Fulfillment Services on April 27, 2005. These assets are held and operated through our wholly owned subsidiary Rx Fulfillment Services (RxFS). We plan to aggressively expand our pharmacy and pharmacy delivery business nationwide in the next twelve months. In order to do this, we need capital to pay the cost of marketing, operations, software development and customer support during this ramp-up period.

One source of opportunity for us lies in new Federal Medicare regulations which initiate the requirement that Medicare prescriptions be generated electronically beginning in January, 2006 and will be fully implemented by 2009. We have formed a strategic partnership with VipMedRx, Inc., (VMRx), which provides e-prescription software to doctors. The VMRx software package provides drug cross-checking, patient records and the ability for patients to request that their medicines be delivered to their home or office. When the patient requests home or office delivery, RxFS is the preferred pharmacy. We will receive the order, fill the prescription and deliver it to the patient.

VMRx has initiated a relationship with a national organization of 22,000 minority doctors who have elected to retain VMRx as their preferred vendor of e-prescription solutions. The majority of these doctors are general practitioners and internists whose practices are in minority communities. We believe that this one organization alone will give us a strong, profitable base of operations. We project market penetration of 10% within this group of doctors in the first 12 months of operations. This organization could provide us with a foundation for the growth of our business.

A  second  major  marketing  thrust  for  RxFS  is The National Black Chamber of
Commerce (NBCC), an organization dedicated to economically empowering and sustaining African American communities through entrepreneurship and capitalistic activity within the United States. It represents 95,000 minority-owned businesses and provides an advocacy that reaches over 1 million small businesses. The NBCC is a nonprofit organization dedicated to the economic support of African American communities with 190 affiliated local chapters throughout the nation.

RxFS anticipates providing the pharmacy benefit management piece of the NBCC healthcare program covering 280,000 members. This program will offer healthcare and mail order prescription benefits as well as the opportunity for members to fill prescriptions at retail pharmacies at a discount. Acting as the pharmacy benefit manager (PBM) for this organization, RxFS could potentially manage more than 14,000 prescriptions per day nationwide.

This organization could also provide us with a rapidly growing revenue stream. We anticipate our marketing campaign related to the NBCC will launch in early 2006.

PLAN  OF  OPERATIONS

Product  launch  and  implementation.   New  e-prescription  regulations  are
scheduled  to  go  into  effect  January  1,  2006.   The  Company  intends  to
aggressively market its e-prescription and pharmacy fulfillment services beginning December, 2005. Once the product has been launched, we plan to launch an aggressive multifaceted marketing program.

We  have  two  initial  primary  target  markets:

First:  The  National  Medical Association (the "NMA").  This is an organization
-----
of 22,000 primarily African-American doctors. We expect to aggressively market VMRx's e-prescription software to members of the NMA starting in January 2006.

Second:  The  National  Black  Chamber  of  Commerce.  We  expect to provide the
------
Pharmacy Benefit Management and home/office drug delivery service for the NBCC healthcare initiative.

We plan to market every month to these targets during the initial marketing phase using multiple media, such as:

-     Participating  in  all  regional  NMA  conventions;
-     Presenting  at  key  local  NMA  meetings;
-     Direct  mail  marketing  to  the  membership;
-     Targeted  advertising  in  trade  journals;
-     Visits by personal sales representatives in areas of market concentration.

Results of Operations
---------------------

Our revenues for the period from inception, April 27, 2005, through September 30, 2005 were $2,529 and costs of sales relating to these revenues were $1,851. Our operating expenses and net loss for the period from inception, April 27, 2005, through September 30, 2005 totaled $441,741 and $547,865 respectively. Our operating expenses consisted primarily of payroll and labor expenses of $333,000 and general and administrative expenses of $108,000.

In addition to our operating expenses the Company recognized an interest expense of $80,033, primarily related to deferred debt issuance costs and imputed interest on the previously discussed Galleria note as well as a $26,768 loss on conversion of notes payable.

From inception, April 27, 2005, through September 30, 2005 the Company converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,310, which resulted in a $26,768 loss on conversion of the notes payable.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2005 our current assets were $51,659 and current liabilities were $425,397, which caused a working capital deficiency of $373,738.

On April 27, 2005, the Company executed a promissory note in the amount of $400,000 in favor of Galleria Securities, Inc. ("Galleria") in order to purchase 5,000,000 shares of the Company's common stock held by Galleria for $.0001 per share which is contingent upon the Company meeting certain milestones. The terms of the note require that the Company pay down the note by applying 50% of the net proceeds of any private placement undertaken until such time as the note is paid in full. While the note was originally due in full on October 21, 2005, on September 15, 2005, the Company and Galleria agreed to an extension of the note until January 1, 2006.

In order to record the Galleria note the Company booked deferred debt issuance costs of $400,000 which will be amortized over the 3 year term of the underlying agreement. From inception, April 27, 2005, through September 30, 2005 the Company amortized $58,759 of these deferred debt issuance costs.

The $400,000 Note to Galleria is secured by 18,889,210 shares of common stock owned by individual shareholders of the Corporation. Should the Company default on that Note and Galleria Securities foreclose on the pledged security, Galleria would become greater than a 50% shareholder of the Corporation and would have the power to elect the Board of Directors and determine the direction of the Company. Galleria currently owns 7,450,000 shares or approximately 20% of our common stock.

A complete listing of notes payable can be found in Note 5 to the accompanying interim financial statements.

Additionally, the Company has certain commitments which affect its liquidity and capital resources. A more complete discussion of the Company's commitments can be found in Note 7 to the accompanying interim financial statements.

In view of our recurring losses and our working capital deficit there is substantial doubt about our ability to continue as a going concern. Management believes that our major shareholders will continue to advance the capital required to meet our financial obligations. There is no assurance, however, that our shareholders will continue to advance capital to us or that our new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about our ability to continue as a going concern. The financial statements described in this report do not include any adjustments that might result from the outcome of this uncertainty.

Critical  Accounting  Policies
------------------------------

Our accounting policies are integral to understanding the results reported. Critical accounting policies are those that are most important to the presentation of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles (GAAP).

Our relevant critical accounting policies can be found in Note 4 to the accompanying interim financial statements.

ITEM  3.  CONTROLS  AND  PROCEDURES

Thomas J. Cloud, Jr. and Maurice Stone, President and Chief Executive Officer, respectively, of Intrepid Holdings, Inc. have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

The Company's President and Chief Executive Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation within 90 days of the filing of this Report, that such disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

From inception, April 27, 2005, through September 30, 2005 the Company converted four unsecured promissory notes totaling $165,000 together with $2,543 of accrued interest into 418,857 shares of our common stock. In addition, on August 3, 2005 the Company issued 100,000 shares of common stock related to the acquisition of One Stop Prescriptions #2, a Texas Corporation.

ITEM 5 - OTHER INFORMATION

On August 3, 2005 Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, TX and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS, a wholly owned subsidiary of Intrepid and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed. The purchase price was paid with $20,000 in cash and the issuance of 100,000 shares of common stock. The assets acquired were valued at $53,600. The purchase price was allocated as follows:

     Pharmacy  licenses                        $40,000
     Controlled  substance  licenses           $10,000
     Equipment,  hardware  and  inventory      $ 3,600

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit No.  Description
31.1         Section 302 Certification - Thomas J. Cloud, Jr.
31.2         Section 302 Certification - Maurice Stone
32.1         Section 906 Certification - Thomas J. Cloud, Jr.
32.3         Section 906 Certification - Maurice Stone

(b)    Reports on Form 8-K:

Intrepid filed a Current Report on Form 8-K on August 12, 2005 announcing the acquisition of One Stop Prescriptions #2, a Texas corporation.

Intrepid filed a Current Report on Form 8-K on November 4, 2005 announcing the termination of Harper & Pearson Company as our independent auditors. At the same time the Company announced the appointment of Ham, Langston & Brezina, LLP as our new independent auditors. Additionally, Intrepid announced the resignation of James B. Hill and Daryl Webster from our Board of Directors.