Form 10QSB/A
period 2005-09-30
Intrepid Holdings, Inc.
filed 2005-11-17
CIK 1125856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 1

[FILED TO INCLUDE THE SIGNATURE OF THE ISSUER, AS WELL AS ADDITIONAL DISCLOSURE
     REGARDING THE SALE OF UNREGISTERED SECURITIES, WHICH WAS INADVERTENTLY
        EXCLUDED FROM THE ISSUER'S ORIGINAL FILING ON NOVEMBER 10, 2005]


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

Transitional Small Business Disclosure Format (check one):   Yes. [ ], No  [X].

PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

Balance  Sheet                                                            1
Statements  of  Operations                                                2
Statements  of  Cash Flows                                                3
Statement  of  Changes in Stockholders' Deficit                           4

Selected  Notes  to  Consolidated  Financial  Statements               5-10


ITEM  2  -  MANAGEMENT'S  DISCUSSIONS AND ANALYSIS OR PLAN OF         11-14
            OPERATION


ITEM  3  -  CONTROLS  AND  PROCEDURES                                    15

PART  2  -  OTHER  INFORMATION


ITEM  2  -  UNREGISTERED SALES OF EQUITY SECURITIES                      16


ITEM  5  -  OTHER  INFORMATION                                           16

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

ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION


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

PART II. OTHER INFORMATION


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended September 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.


On September 30, 2005, the Company converted four unsecured promissory notes totaling $165,000 together with $2,543 of accrued interest into 418,857 shares of our common stock. In addition, on August 3, 2005 the Company issued 100,000 shares of common stock related to the acquisition of One Stop Prescriptions #2, a Texas Corporation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              Intrepid Holdings, Inc.


Date:  November 17, 2005           By: /s/ Maurice Stone
                                   Maurice Stone
                                   Chief Executive Officer