Form 10KSB
period 2005-12-31
Intrepid Holdings, Inc.
filed 2006-03-31
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        Commission File Number 001-16173

                             INTREPID HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)

                          NEVADA                      88-0465858
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)       Identification No.)

                3200 WILCREST AVE, SUITE 575
                       HOUSTON, TEXAS                   77042
                  (Address of principal                (Zip Code)
                    executive offices)

       Registrant's telephone number, including area code:  (713) 278-1990


           Securities registered pursuant to Section 12(b) of the Act:

               Title                   Name of each exchange on which registered
               -----                   -----------------------------------------
  Common stock, $.001 par value                       NASDAQ OTC

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                                 Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $39,379

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on December 31, 2005, as reported by the Over the Counter Bulletin Board was approximately $9,907,246. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 40,724,211 shares of the registrant's common stock issued and outstanding as of February 28, 2006.

Documents Incorporated by Reference:   None

                             INTREPID HOLDINGS, INC.
                                TABLE OF CONTENTS

PART  I

Item  1     Description  of  Business                                          3
Item  2     Description  of  Properties                                       10
Item  3     Legal  Proceedings                                                10
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       10

PART  II

Item  5     Market  for  Common  Equity,  Related  Stockholder Matters and
            Small Business  Issuer  Purchases  of  Equity  Securities         11
Item  6     Management's  Discussion  and  Analysis  or  Plan  of Operation   14
Item  7     Financial  Statements                                             20
Item  8     Changes In and Disagreements with Accountants on Accounting and
            Financial  Disclosure                                             21
Item  8A    Controls  and  Procedures                                         22
Item  8B    Other  Information                                                22

PART  III

Item  9     Directors  and  Executive  Officers  of  the  Company             23
Item  10    Executive  Compensation                                           26
Item  11    Security  Ownership of Certain Beneficial Owners and Management
            and Related  Stockholder  Matters                                 28
Item  12    Certain  Relationships  and  Related  Transactions                29
Item  13    Exhibits                                                          30
Item  14    Principal  Accountant  Fees  and  Services                        31

FORWARD  LOOKING  STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "ESTIMATE", "PLAN", AND WORDS AND EXPRESSIONS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS COULD DIFFER FROM THOSE ANTICIPATED IN SUCH STATEMENTS AS A RESULT OF THESE RISKS AND UNCERTAINTIES. IN ADDITION TO THE UNCERTAINTIES STATED ELSEWHERE IN THIS REPORT, THE FACTORS WHICH COULD AFFECT THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, INCLUDING ADVERSE CHANGES IN THE SPECIFIC MARKETS FOR OUR PRODUCTS, ADVERSE BUSINESS CONDITIONS, INCREASED COMPETITION, PRICING PRESSURES, LACK OF SUCCESS IN MARKETING OUR PRODUCTS AND SERVICES, AND OTHER FACTORS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT AND READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON SUCH STATEMENTS.

PART I

ITEM ONE - DESCRIPTION OF BUSINESS

BACKGROUND
----------
Intrepid Holdings, Inc. was originally incorporated in March 1997 as Sphinx Industries, Inc., a Nevada corporation. From inception, Intrepid changed its name from Sphinx Industries, Inc. to AutoFund Servicing, Inc. and, in July 2004, to Intrepid Holdings, Inc.

Prior to the April 27, 2005 recapitalization Intrepid was a shell company with no assets or liabilities.

On April 27, 2005, Intrepid entered into an agreement to purchase 100% of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation engaged in certain pharmacy related businesses. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company (Intrepid) resulting in a recapitalization of the Company. Therefore, the historical consolidated financial statements presented herein are those of RxFS.

Although the Company has commenced operations, it remains a development stage enterprise until significant revenues are realized. The Company has devoted substantially all of its recent efforts to pharmacy operations, product development, financial planning, raising capital and developing its business plan.

The Company's corporate offices are located at 3800 Wilcrest Ave, Suite 575, Houston, Texas 77042 and the telephone number is (713) 278-1990. The Company's internet website address is www.intrepidholdings.com.

SIGNIFICANT DEVELOPMENTS
------------------------
On April 27, 2005, Intrepid entered into an agreement to purchase 100% of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation. These assets, which included certain contracts and contractual rights owned by RxFS to provide pharmacy services and pharmacy fulfillment services, were purchased in exchange for 26,525,188 shares of Intrepid's common stock. These assets were placed in a wholly-owned subsidiary simultaneously created as part of this transaction called Rx Fulfillment Services, a Nevada corporation. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company (Intrepid) resulting in a recapitalization of the Company. Therefore, the historical consolidated financial statements presented herein are those of RxFS.

On August 3, 2005 Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, TX and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed.

Community Allied Development Corporation, (CADC) a Texas corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. The Company is currently in the process of identifying potential opportunities in the greater Houston area to develop its first community. To date, we have not recognized any revenue, or entered into any material contracts related to these products and services.

Healthy Access, Inc. (HAI) a Tennessee corporation, was formed on March 6, 2006 as a wholly-owned subsidiary to develop and operate specialized healthcare clinics in established retail operations. The Company is actively discussing potential clinic locations with interested retail operators. To date, we have not recognized any revenue, or entered into any material contracts related to these products and services.

Intrepid Systems, Inc. (ISI) a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop and sell specialized medical technologies for healthcare providers. This entity began commercial operations on March 7, 2006. The company is currently making sales presentations in the Houston, Texas metropolitan area. To date, we have not recognized any revenue, or entered into any material contracts related to these products and services.

Intrepid Medical Management Services, Inc. (IMMS) a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to provide management services to physicians and preferred provider organizations (PPO). This entity is currently inactive.

BUSINESS STRATEGY
-----------------

Rx Fulfillment Services, Inc
----------------------------
Our business strategy is to pursue the growth of the company through the leverage of the company's core business competencies and key relationships. Management believes that mail order pharmacy will become a key component in the delivery of prescription medicines to patients in the next two to five years. The company has a core competency and several years experience in the delivery of prescription medicine by mail to patients. Additionally, management has positioned the company to pursue major government and institutional customers drug benefit plans through its Pharmacy benefit management offerings. RxFS will enjoy marketing advantages as an urban healthcare company.

Key relationship with VipMed Rx allows management to position the company to expand and grow its mail order operations. RxFS is the mail order pharmacy of choice for the National Medical Association's (NMA) 22,000 physician members Medicare patients. The company's relationship with the National Black Chamber of Commerce (NBCC) allows the company to continue to grow its mail order business and launch it Pharmacy Benefit Management business.

Management has positioned the company to become the leading pharmacy company whose mission is to provide prescription fulfillment and pharmacy management services to the underserved United State urban healthcare market.

Healthy  Access,  Inc.
----------------------
The business strategy of HAI is to pursue the growth of the company through establishing health care clinics in retail or business establishments, mainly, located in minority African American and Hispanic communities. These clinics will provide immediate health care for minor modalities. The medical services are provided by licensed Nurse Practitioners with physician oversight

The modalities which will be treated by HAI will be colds, vaccinations, minor aches and pain, ear and eye infections. Management believes that HAI is the only company focusing on the mini clinic concept that targets the African
American  and  Hispanic  communities.

Intrepid  Systems,  Inc.
------------------------
ISI's business strategy is to pursue growth through marketing electronic platform physician office management systems. ISI works in close collaboration with VMRx, a corporation owned by two of our Directors, to meet the goals of the NMA exclusive contract. ISI markets its services directly to physician through its' dedicated field sales force. Management believes that current Medicare Modernization Act, Part D mandates surrounding e prescribing and patient electronic medical records offer ISI a solid business growth opportunity.

PRODUCTS AND SERVICES
---------------------

Rx  Fulfillment  Services,  Inc.
--------------------------------
Rx Fulfillment Services, Inc. provides mail order prescription services, central fill prescription services, and pharmacy benefit management services. RxFS offers mail order prescription services nationwide. The company's mail order business focuses on the delivery of maintenance medications that are taken daily by patients. These medicines are delivered by US mail for normal delivery and by expedited courier services for next day delivery.

The mail order pharmacy business is concentrated on the delivery of prescription medicine in prepackaged form to facilities and dispensing pharmacies. These facilities and pharmacies utilizing our central fill services are primarily mental health facilities.

Our Pharmacy Benefit Management (PBM) business provides full line pharmacy benefit management services to self insured benefit plans, third party administrators, benefit managers insurance companies, and government agencies. The PBM services include claims adjudication, drug utilization review, clinical disease state management and formulary management.

Healthy  Access,  Inc
---------------------
HAI provides medical diagnosis and treatment for such conditions as minor aches and pains; cold like symptoms; infections of the ear, eye, nose and throat; vaccinations; and flu shots. HAI provides these services mainly to individuals living and working in medically underserved minority and urban communities. HAI clinics will be located in established retail mass merchandiser, grocery, pharmacy, or business office locations. The clinics will operate seven days per week.

Intrepid  Systems,  Inc.
------------------------
ISI provides e prescribing software and Medicare formulary decision tools to physicians and their offices. This software provides physicians tools to meet the e prescribing goals and mandates of new Medicare policies and initiatives. E prescribing reduces prescribing errors and promotes physician office and pharmacy efficiency. ISI's e prescribing software is compatible and recognized by seventy five (75%) of the pharmacies in the United States. The company's Medicare formulary decision tools allow physicians to assist their patients in choosing the appropriate Medicare drug plans for continuity of their drug therapy.

We can provide no assurance that we will be successful in concluding these potential agreements, and if successful that we will be able to generate a profit from these potential agreements.

PRINCIPLE SUPPLIERS
-------------------

McKesson Corporation is our main pharmaceutical and durable medical equipment supplier. McKesson Corporation is a leading provider of supply, information and care management products and services designed to reduce costs and improve quality across healthcare.

ProCare is our primary pharmacy benefit solution supplier. ProCare Rx has been providing systems and services for over 16 years to large PBMs and managed care organizations (HMOs). They manage patient populations that include: large employer groups, Medicaid populations in 15 states, Medicare+Choice members, hospice plans, small self-insured plans and Workers Compensation Plans.

MAJOR  CUSTOMERS
----------------

Rx  Fulfillment  Services,  Inc.
--------------------------------
Most of our business comes from individual consumers seeking fulfillment of their prescription generated from their physicians. We fulfill these prescription orders and our revenue is based upon their payment methods; including private insurance, cash, or credit cards. Presently, no single customer or contract provides more than 10% of our revenue.

In January 2005 we entered into an agency agreement with VipMedRx, Inc.,(VMRx), a corporation owned by two of our Directors, which provides e-prescription software to doctors. VMRx has an exclusive contract to provide these services to the 22,000 members of the National Medical Association (NMA). Physicians using the VMRx software package can offer their patients options for receiving their prescriptions. Under the terms of our agreement with VMRx, when patients choose mail delivery, RxFS is the preferred provider for this service.

RxFS provides pharmacy benefit management services for the National Black Chamber of Commerce's health insurance care program that is offered to the
Chambers approximately 65,000 business members covering approximately 280,000 lives. This program, being implemented beginning April 2006, will offer healthcare, prescription benefits, including mail order prescriptions, to the NBCC's members and affiliates. As the pharmacy benefit manager (PBM) for this health plan, RxFS has the potential to manage over 16,000 prescriptions daily, including 2,000 daily mail order prescriptions.

Healthy  Access,  Inc.
----------------------
Our customers are individuals seeking immediate medical treatment for minor aches and pains; infections of the eye, ear, nose, and throat; treatment for cold like symptoms; vaccinations; and flu shots. The customers treated by HAI may be covererd by private insured, Medicaid, Medicare, or may be uninsured cash patients. HAI will accept patients eighteen months and older.

Intrepid  Systems,  Inc.
------------------------
Our customers are office based physicians that are members of the National Medical Association (NMA). ISI, through an arrangement with VMRx, markets e platform physician management systems. These systems include e prescribing, emr, e scheduling and other practice management tools.

COMPETITION
-----------

Rx  Fulfillment  Services,  Inc.
--------------------------------
In the mail order business, RxFS compete with approximately 15 other companies. Most of these companies provide services nationwide. Management believes that our major competition comes from three large competitors Caremark, Express Scripts and MedCo. These companies currently control approximately 85% of RxFS' target market. Management believes that our products are very competitive in the mail order prescription market. In addition, given our focus on the urban healthcare market, strategic relationships with the NMA and the NBCC, and the company's demographics, we will enjoy a competitive advantage.

In our PBM business, RxFS has exclusive relationships and has limited or no competition. Otherwise, the major competitors in the marketplace are Caremark, Express Scripts, and MedCo.

Health  Access,  Inc.
---------------------
HAI competes with approximately 7 other companies. Most of these companies provide services in a defined region of the country. The major competitor is Minute Clinic that provides services in over 70 locations nationwide. To our knowledge, none of our competitors have targeted the urban market. The urban market remains the target of HAI clinic operations. This market is developing and lacks sufficient data to determine market share by company.

Intrepid  Systems,  Inc.
------------------------
ISI, through its relationships, has limited or no direct major competitors. There are approximately 20 companies providing the same or similar services that ISI provides. The major companies providing services in this marketplace are All Scripts, IBM, SureScripts, and WebMD. This market is developing and lacks sufficient data to determine market share by company.

INSURANCE
---------
Our operations, including the dispensing of pharmaceutical products by our mail-order pharmacy, may subject us to litigation and liability for damages. While we currently maintain general liability coverage for our operations, commercial insurance coverage has become more difficult to obtain, and accordingly, there can be no assurance that we will be able to maintain our insurance coverage in the future or that such insurance coverage will be adequate to cover future claims. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

EMPLOYEES
---------
Intrepid, including its subsidiaries, currently has 14 full-time employees, of which 3 are directly involved with the day to day management and 11 are involved in sales and customer service. In addition, the Company has independent contractor relationships with 4 individuals to handle specialized tasks on behalf of the Company. In times when additional workload requires more personnel, we outsource our requirements to additional independent contractors. In the future we anticipate that we will add additional full-time personnel in sales and marketing, customer service, and order fulfillment in the coming months to provide for future growth.

AVAILABLE  INFORMATION
----------------------
Our Internet website is located at http://www.intrepidholdings.com. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate offices are located at 3200 Wilcrest Drive, Suite 575, Houston, Texas, 77042.

In May 2005, we entered into a lease agreement for approximately 3,000 square feet of office space. The term of the agreement was for 39 months with an average monthly rental rate of $3,445. Rent expense for the period ended December 31, 2005 totaled approximately $23,500.In January 2006, we renegotiated this lease and relocated to larger office space within the same building in order to consolidate our pharmacy operations. This new space consists of approximately 9,500 square feet. The term of the new lease is 86 months with an average monthly rental rate of $12,750.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not currently party to any material legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
------------------
Our common stock began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on September 19, 2001 under the symbol "AFSR." Upon the change of the Corporate name to Intrepid Holdings, Inc. in July, 2004 our symbol was changed to "ITPD." The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

                                                            High   Low
                                                            ----  -----
Fiscal Year 2005
        First Quarter*                                     $0.75  $0.10
        Second Quarter                                     $0.90  $0.10
        Third Quarter                                      $0.80  $0.15
        Fourth Quarter                                     $0.80  $0.25

Fiscal Year 2004
        First Quarter*                                     $0.15  $0.07
        Second Quarter*                                    $0.10  $0.06
        Third Quarter*                                     $0.20  $0.08
        Fourth Quarter*                                    $0.60  $0.10

        * This quarter represents the common
        stock price of the predecessor entity prior to the recapitalization on Aril 27, 2005.

Common Stock
------------
The closing price of our common stock on December 31, 2005, as quoted by the NASD's OTC Bulletin Board was $.50.

RecordHolders
-------------
As of February 28, 2006 there were approximately 611 holders of record of our common stock.

Dividends on Common Stock
-------------------------
Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Preferred  Stock
----------------
Our authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share. As of the date of this report, there are no shares of preferred stock outstanding. The Company's preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purpose.

Recent Sales of Unregistered Securities
---------------------------------------
During the quarter ended December 31, 2005, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

STOCK ISSUANCE DURING THETHREE MONTHS ENDED DECEMBER 31, 2005
-------------------------------------------------------------

On December 12, 2005 the Company issued 100,000 shares of our restricted common stock to H. "Butch" Woolfolk for services related to the formation of Community Allied Development Corporation (CADC), our wholly-owned subsidiary which was formed on February 14, 2006. Shares issued under this arrangement were valued at $45,000. Mr. Woolfolk now serves as the President of CADC.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2005.

                            Number of securities to be     Weighted average            Number of
                             issued upon exercise of       exercise price of      securities remaining
                                outstanding options,      outstanding options,    available for future
Plan category                  warrants and rights        warrants and rights          issuance
------------------------------------------------------------------------------------------------------

Equity compensation plans approved    --                          --                       --
by security holders

Equity compensation plans not         --                          --                       --
approved by security holders
                                ----------------------------------------------------------------------
Total                                 --                          --                       --
                                ======================================================================

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD  LOOKING  STATEMENTS
----------------------------
Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements using words such as "believe", "expect", "anticipate", "intend", "estimate", "plan", and words and expressions of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and our actual results could differ from those anticipated in such statements as a result of these risks and uncertainties. In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

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

We acquired the assets of Rx Fulfillment Services on April 27, 2005. These assets are held and operated through our wholly owned subsidiary Rx Fulfillment Services (RxFS). We plan to aggressively expand our pharmacy and pharmacy delivery business nationwide during 2006. In order to do this, we need capital to pay the cost of marketing, operations, software development and customer support during this "ramp-up" period.

One source of opportunity for us lies in new Federal Medicare regulations which will require that Medicare prescriptions be generated electronically, This regulation begins in January, 2006 and will be fully implemented by 2009. We have formed a strategic partnership with VipMedRx, Inc., (VMRx), which provides e-prescription software to doctors. The VMRx software package provides drug cross-checking, access to patient records and the ability for patients to request that their medicines be delivered to their home or office. When the patient requests home or office delivery, RxFS will be offered as the preferred pharmacy. Upon receipt of an order, we will fill the prescription and deliver it to the patient.

VMRx has initiated a relationship with the NMA, a national organization of 22,000 minority doctors who have elected to retain VMRx as their preferred vendor of e-prescription solutions. The majority of these doctors are general practitioners and internists whose practices are in urban communities. We believe that our affiliation with this organization will give us a strong base of operations. We project market penetration of 10% within this group of doctors by the end of 2007.

A second major marketing thrust for RxFS is The National Black Chamber of Commerce (NBCC), an organization dedicated to the economic support of African
American communities with 190 affiliated local chapters throughout the nation and dedicated to economically empowering and sustaining African American communities through entrepreneurship and capitalistic activity within the United States. The NBCC represents approximately 95,000 minority-owned businesses and provides an advocacy that reaches over 1 million small businesses. The NBCC is a nonprofit organization.

RxFS anticipates it will be selected to provide the pharmacy benefit management for the NBCC healthcare program covering 280,000 members. When implemented this program will offer healthcare benefits, mail order prescription benefits, and a retail pharmacy network of over 53,000 U.S. pharmacies. Acting as the pharmacy benefit manager (PBM) for this organization, RxFS could potentially manage over 14,000 retail prescriptions per day and fill over 1,000 mail order prescriptions per day.

PLAN  OF  OPERATIONS

Product launch and implementation. New e-prescription regulations began to go into effect January 1, 2006 with full implementation by the end of 2009. We intend to aggressively market our e-prescription and pharmacy fulfillment services in 2006. We have instigated an aggressive multifaceted marketing program. We have two initial primary target markets:

     1) The National Medical Association (the "NMA"). This is an organization of 22,000 primarily African-American doctors. We expect to aggressively market VMRx's e-prescription software to members of the NMA starting in January 2006.

     2) The National Black Chamber of Commerce. We expect to provide the Pharmacy Benefit Management and home/office drug delivery service for the NBCC healthcare initiative.

     We intend to market to these targets using multiple media, such as:

     -    Participating in all regional and national NMA conventions;
     -    Presenting at key local NMA meetings;
     -    Direct mail marketing to the membership;
     -    Targeted advertising in trade journals; and
     - Visits by personal sales representatives in areas of market concentration.

Results of Operations
---------------------
Our revenues for the period from inception, April 27, 2005, through December 31, 2005 were $39,000 and costs of sales relating to these revenues were $29,000. Our operating expenses and net loss for the period from inception, April 27, 2005, through December 31, 2005 totaled $813,000 and $1,265,000 respectively.
Our operating expenses consisted primarily of payroll and labor expenses of $599,000 and general and administrative expenses of $213,000.

In addition to our operating expenses the Company recognized as interest expense on $435,000, primarily related to deferred debt issuance costs written off in 2005 and imputed interest on notes payable as well as a $26,768 loss on conversion of notes payable.

From inception, April 27, 2005, through December 31, 2005 the Company converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,310, which resulted in a $26,768 loss on conversion of the notes payable.

Compensatory Element of Stock Issuances
---------------------------------------
Due to our limited cash resources, we compensate certain consultants using our common stock. On December 12, 2005 the Company issued 100,000 shares of our restricted common stock to H. "Butch" Woolfolk for services related to the formation of Community Allied Development Corporation (CADC), our wholly-owned subsidiary which was formed on February 14, 2006. Shares issued under this arrangement were valued at $45,000. Mr. Woolfolk now serves as the President of CADC.

Liquidity and Capital Resources
-------------------------------
As of December 31, 2005 our current assets were $65,400 and current liabilities were $1,098,900, which caused a working capital deficiency of $1,033,500.

On April 27, 2005, we executed a promissory note in the amount of $400,000 (the Galleria Note) in favor of Galleria Securities, Inc. (Galleria) in order to purchase 5,000,000 shares of our common stock held by Galleria for $.0001 per share which is contingent upon our meeting certain milestones. The terms of the Galleria Note require that we pay down the note by applying 50% of the net proceeds of any private placement undertaken until such time as the note is paid in full. While the Galleria Note was originally due in full on October 21, 2005, on September 15, 2005, Galleria agreed to an extension of the maturity date until January 1, 2006. Since the purchase price of $0.0001 was less than the fair market value of our common stock of $0.40, which was determined based on the quoted market price of our common stock on the date of the transaction, we recorded deferred debt issuance costs of $400,000 which were to be amortized over the three term of the underlying agreement.

The Galleria Note was secured by 18,889,210 shares of our common stock owned by individual shareholders. Should we default on the Galleria Note and Galleria foreclose on the pledged security, Galleria would become greater than a 50% shareholder of the Corporation and would have the power to elect the Board of Directors and determine our direction. At December 31, 2005, Galleria owned

7,450,000 shares or approximately 20% of our common stock. Effective January 1, 2006 certain of our shareholders purchased this obligation from Galleria for the outstanding principal balance amount of $375,000. Upon purchase of the obligation, these shareholders became the beneficiaries of 5,000,000 shares of our common stock held by Galleria. In addition, through the purchase of the Galleria Note, the security interest in 18,889,210 shares owned by individual of our shareholders was released by Galleria.

Due to the nature of this transaction we recorded the effects of the new agreement in its 2005 financial statements as if the transactions had occurred prior to December 31, 2005.

As a result of this transaction, we completely wrote off the deferred debt issuance costs recorded in connection with the original Galleria Note of $400,000 as of December 31, 2005. In addition, we wrote-off the treasury stock receivable that was recorded in connection with the original Galleria Note since the 5,000,000 shares were transferred directly to the purchasers of the Note and not returned to us as treasury stock as originally agreed. The effect of this write-off of $400,000 was recorded through additional paid-in-capital.

On April 27, 2005, the we entered into a consulting agreement for services related to strategic planning and business development with American Enterprise Development Corporation (AEDC), a Houston, Texas based business development company. We agreed to pay $3,000 per month for eighteen months beginning May 1, 2005 and to accrue the amount of this consulting fee until we obtain sufficient operating capital to pay it. AEDC is a shareholder owning approximately 3.3% of our issued and outstanding shares. As of December 31, 2005 we accrued $24,000 in other current liabilities under the AEDC agreement.

In May 2005, we entered into a lease agreement for approximately 3,000 square feet of office space. The term of the agreement was for 39 months with an average monthly rental rate of $3,445. Rent expense for the period ended December 31, 2005 totaled approximately $23,500. In January 2006, we renegotiated this lease and relocated to larger office space within the same building in order to consolidate our pharmacy operations. This new space consists of approximately 9,500 square feet. The term of the new lease is 86 months with an average monthly rental rate of $12,750.

On February 14, 2006 we formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction we agreed to pay $5,000 per month to the President of CADC, H. "Butch" Woolfolk. In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC.

In view of our recurring losses and our working capital deficit, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is a substantial doubt about our ability to continue as a going concern. Management believes that our major shareholders will continue to advance the capital required to meet our financial obligations. There is no assurance, however, that our shareholders will continue to advance capital to us or that our business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about our ability to continue as a going concern. The financial statements described in this report do not include any adjustments that might result from the outcome of this uncertainty.

Since December 31, 2005 certain existing shareholders have advanced to us approximately $110,000 through March 15, 2006. These advances bear no interest and are payable on demand.

In the near term, Management plans to continue to focus on raising the funds necessary to fully implement the Company's business plan. Management believes that the major shareholders will continue to advance the capital required to meet the Company's financial obligations. There is no assurance, however, that the shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern.

We believe that required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of selling and administrative expenses to some extent based on the availability of resources. However, lack of capital could force reductions in expenditures which could delay development and adversely affect our ability to generate future revenues.

Any equity-based source of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. We have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for marketing costs for our products and services. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the development of our products and services may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

OFF-BALANCE  SHEET  ARRANGEMENTS
--------------------------------
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

EFFECT  OF  INFLATION  AND  CHANGES  IN  PRICES
-----------------------------------------------
Management does not believe that inflation and changes in price will have a material effect on operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

The sections below present information about the nature of and rationale for our critical accounting estimates.

     INVENTORY
     ---------
     Inventory consisting primarily of merchandise held for resale is stated at the lower of cost, determined on a first in, first out basis, or market.

     INTANGIBLE ASSETS
     ------------------
     Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation will include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

     STOCK BASED COMPENSATION
     The Company accounts for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

     REVENUE RECOGNITION
     -------------------
     At this time the Company derives revenues principally from the pharmacy business. In general, the Company collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the product has been accepted by the customer.


ITEM 7 - FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Financial Statements" contained herein beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Intrepid filed a Current Report on Form 8-K on November 4, 2005 announcing the termination of Harper & Pearson Company as our independent auditors. Harper & Pearson Company preformed a review of our 10QSB for the period ending June 30, 2005. At the same time the Company announced the appointment of Ham, Langston & Brezina, LLP as our new independent auditors.

Through the date of the change in accountants there were no disagreements with Harper & Pearson Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

Intrepid filed a Current Report on Form 8-K on May 23, 2005 announcing the termination of Killman, Murrell & Company PC as our independent auditors. Killman, Murrell & Company PC performed the company's audit for the period ending December 31, 2004 after the resignation of the company's prior accountant, Clyde Bailey, PC for health reasons. At the same time the Company announced the appointment of Harper & Pearson Company as our new independent auditors.

Through the date of the change in accountants there were no disagreements with Killman, Murrell & Company PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

ITEM 8-A - CONTROLS AND PROCEDURES

Maurice Stone, our Chief Executive Officer and acting Chief Financial Officer, has evaluated our disclosure controls and procedures, and has concluded that our controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. However, at this time management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes  in  Internal  Controls  over  Financial  Reporting
-----------------------------------------------------------
During the three months ended December 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


ITEM 8-B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of December 31, 2005:


Name                             Position            Age
----------------------  ---------------------------  ---
Maurice R Stone         Chairman/CEO                  46
                        Principal Financial Officer
                        Director

Toney E Means           President of RxFS             47
                        Director

James H Shelton, III    Director                      37

Dr. Ernest Carter, Jr.  Director                      49

Thomas J Cloud, Jr.     President                     42
                        Director

Jonathan Gilchrist      Director                      53

Mr. Maurice R Stone has served as Chairman and CEO of Intrepid Holdings since April 27, 2005. Mr. Stone joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. From June 2002 to April 2005 Mr. Stone was CEO of Cornerstone Services Group, a retail pharmacy services company. From January 2001 to May 2002, Mr. Stone served as Chairman and CEO of First Genesis Professional Services, an IT development and solutions company, located in Houston, Texas. Prior experience includes: Vice President of Intelligent Medicine in Houston, Texas; Chief Operating Officer of Telemedicine Solutions International in Silver Springs, Maryland and Vice President of Power M Cable in Denver, Colorado.

Mr. Toney E Means has served as president of Rx Fulfillment Services, Inc. since April 27, 2005. Mr. Means joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. From October 2004 through April 2005 Mr. Means was Vice President of Marketing for Direct Pharmacy Service, Inc. From 1999 through October, 2004 Mr. Means was Chairman and President of Imiren Pharmaceuticals, Inc. an African-American owned and operated pharmaceutical company. Mr. Means received his Bachelor's Degree from Georgia Tech and an MBA from Keller Graduate School of Management.

Mr. James H Shelton, III joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. Mr. Shelton is currently employed as Program Director for the Gates Foundation a position that he has held since July 2003. From July 2002 to June 2003, he was NewSchools Venture Fund's East Coast Partner. In July 2001 he launched the consulting division of Edison Schools, after Edison acquired LearnNow, a for-profit education management company that he co-founded in September 1999. Mr. Shelton received his B.S. degree in computer science in 1989 from Morehouse College in Atlanta, GA and his Masters degrees in Business Administration and Education in 1993 from Stanford University in Palo Alto, California.

Dr. Ernest Carter joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. Dr. Carter is President of VMRx, a medical software services provider. In addition, since 1999 Dr. Carter has been employed as the Managing Director of the Howard University Telehealth Sciences and Advanced Technology Center and the Executive Assistant to the Dean of the College of Medicine for Information Systems at Howard University in Washington, DC. From 1996 to the present Dr. Carter has served as Vice President of Virgo-Carter Pediatrics in Silver Springs, Maryland. From 1996 to 1999 he was President and Chief Executive Officer of Telemedicine Solutions International, in Silver Springs, Maryland, and Chairman of the Department of Pediatrics at Washington Adventist Hospital, Takoma Park, Maryland. Dr. Carter is a board-certified physician in pediatrics and licensed to practice medicine in Maryland. Dr. Carter received his B.A. degree in Physics in 1976 from Harvard College, Cambridge, Massachusetts, and his Doctor of Medicine in Neuroscience in 1980 from Harvard Medical School, Boston, Massachusetts. He also received his M.S. degree in bio-engineering in 1984, and Ph.D. degree in bio-engineering, in 1988, from the University of Pennsylvania, Philadelphia, Pennsylvania.

Mr. Thomas J. Cloud, Jr. has served as President Intrepid Holdings, Inc. since January, 2005. From, 1996 to 2000 Mr. Cloud served as President Oxford Financial Group, Inc., an NASD stock brokerage firm in Houston, Texas which he founded. He holds a securities license and a securities principal's license. At Oxford he managed the investment banking division and has been instrumental in multiple company financings. On February 27, 2006 Mr. Cloud resigned his position as President of the Company and simultaneously resigned from the Board of Directors.

Mr. Jonathan Gilchrist joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. Mr. Gilchrist has served as the President of American Enterprise Development Corp., ["AEDC"] since its inception in 2000. AEDC is a business development company that provides consulting services to Intrepid. Mr. Gilchrist is also a principal of Goldbridge Capital, LLC, a Houston, Texas investment banking firm which he co-founded in 2000. He is a graduate of the University Of Alabama School Of Law. On February 27, 2006 Mr. Gilchrist resigned from the Board of Directors.

SIGNIFICANT  EMPLOYEES

We do not have any significant employee who is not an executive officer but who is expected to make a significant contribution to the business.

FAMILY  RELATIONSHIPS

There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.

BOARD  OF  DIRECTORS

We held 4 meetings of the Board of Directors during the fiscal year ended December 31, 2005, and the Board of Directors did not take action by unanimous written consent during that period. Mr. Stone is our only Director who is also an officer. Mr. Means is a Director and is an officer of one of our subsidiaries. The Board of Directors does not currently have any committees, which we believe is adequate based on the size of our business.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2005.

CODE  OF  ETHICS

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics. It is anticipated that the Board of Directors will adopt a Code of Ethics in the near future. Upon adoption of a Code of Ethics, we will comply with all SEC reporting requirements.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth, for the period from Inception, April 27, 2005, through December 31, 2005 all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer and President or acting in a similar capacity and all Officers of the Company who earned more than $100,000 annually.


                                    SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                  Annual Compensation                  Awards              Payouts
Name and             Year   Salary    Bonus    Other Annual    Restricted    Securities      LTIP       All Other
Principle                    ($)       ($)     Compensation      Stock       Underlying     Payouts   Compensation
Position                                           ($)          Award(s)    Options/SARs      ($)         ($)
                                                                  ($)            (#)
-------------------------------------------------------------------------------------------------------------------
Maurice Stone
Director, Chairman,
CEO                  2005  $      0  $     0   $         0     $       0         --         $     0      $       0




                             OPTION/SAR GRANTS FOR FISCAL YEAR 2005

                                Individual Grants

Name    Number of Securities    % of Total Options/SARs  Exercise or Base Price   Expiration Date
      Underlying Options/SARs           Granted                  ($/Sh)
            Granted (#)       to Employees in Fiscal Year
-------------------------------------------------------------------------------------------------
None           --                        --                       --                     --



                          AGGREGATED OPTION/SAR EXERCISES IN FISCAL
                      YEAR 2005 AND DECEMBER 31, 2005 OPTION/SAR VALUES


Name     Shares       Value    Number of Securities Underlying   Value of Unexercised In-the
      Acquired on   Realized      Unexercised Options/SARs            Money Options/SARs
      Exercise (#)     ($)              at FY-End (#)                    at FY-End ($)
                                  Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------------------------------------------------------------------------------
None      --           --                   --/--                         --/--


EMPLOYMENT AGREEMENTS

We  do  not  have  an  employment  contract  with  any  of  our  employees.

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees.

EMPLOYEE STOCK OPTION PLAN

Effective October 15, 2005 the Company's Board of Directors adopted the "2005 Stock Plan for Directors, Officers, and Consultants", subject to approval by the Company's stockholders within 12 months of the date of adoption. A total of 3,000,000 shares of common stock are reserved for issuance under the Plan. The purpose of the Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of December 31, 2005, the Company had not granted any shares of its common stock under this plan.

REPRICING OF OPTIONS

None.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2006 with respect to the beneficial ownership of shares of the Company's common stock by
(i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of our Directors,
(iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of February 28, 2006, there were 40,724,211 shares of the Company's common stock issued and outstanding.




Title of class  Name and address of         Number of Shares of   Percentage of
                beneficial owner            Common Stock          Common Stock (1)
Common Stock    Maurice R. Stone                5,960,000            14.64%
                Chairman/CEO
                3200 Wilcrest Dr. #575
                Houston, Texas  77072

Common Stock    Toney E. Means                  1,300,000             3.19%
                President/RxFS
                3200 Wilcrest Dr. #575
                Houston, Texas  77072

Common Stock    James H. Shelton, III             515,127             1.26%
                Director
                3200 Wilcrest Dr. #575
                Houston, Texas  77072

Common Stock    Dr. Ernest Carter, Jr.          1,094,426             2.69%
                Director
                3200 Wilcrest Dr. #575
                Houston, Texas  77072

Common Stock    All Officers and Directors as   8,869,553            21.78%
                a group (total of 4)

Common Stock    Galleria Securities, Inc.       2,450,000             6.02%


(1)  Under  Rule  13d-3  promulgated  under  the  Exchange Act, a beneficial owner of a security  includes  any  person  who,  directly  or  indirectly,  through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which  includes  the  power  to  vote,  or  to  direct  the  voting of shares; and (ii)
investment  power,  which  includes  the  power to dispose or direct the disposition of shares.  Certain  shares may be deemed to be beneficially owned by more than one person
(if,  for  example,  persons  share  the  power  to vote or the power to dispose of the shares).  In  addition,  shares  are deemed to be beneficially owned by a person if the person  has  the  right to acquire the shares (for example, upon exercise of an option)
within  60  days of the date as of which the information is provided.  In computing the percentage  ownership  of  any  person,  the  amount of shares is deemed to include the amount  of shares beneficially owned by such person (and only such person) by reason of these  acquisition  rights.  As  a  result, the percentage of outstanding shares of any person  as  shown  in  this  table  does  not  necessarily  reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2006.  As of February 28, 2006 there were 40,724,211 shares

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

     (A)  any of our directors or executive officers;

     (B)  any nominee for election as one of our directors;

     (C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

     (D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

On April 27, 2005, the Company elected Maurice Stone as CEO and Chairman of the Board and Dr. Ernest Carter to the Board of Directors. Mr. Stone & Dr. Carter are the sole shareholders of VMRx, a software services provider whose contract we acquired in the RxFS acquisition. Under this contract, VMRx will provide marketing services and software to doctors and other medical professionals, including proprietary e-prescription software. The contract makes RxFS the exclusive pharmacy fulfillment service for VMRx clients. As part of the contract VMRx shall receive a 5% marketing commission on gross sales generated by RxFS from VMRx clients. As of February 28, 2006 no commissions have been paid or accrued under this agreement.

ITEM 13 - EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2/A, filed with the Commission on March 5, 2001).

3.2 Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 99.12 of the Company's Registration Statement on Form SB-2/A, filed with the Commission on March 8, 2001)

3.3 By-Laws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2/A, filed with the Commission on March 5, 2001).

10.1 Agency Agreement between Rx Fulfillment Services, Inc. and VipMedRx dated January 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on May 5, 2005).

10.2 Order Fulfillment Agreement between Rx Fulfillment Services, Inc. and VipMedRx dated January 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on May 5,
     2005).

21.1 Subsidiaries of the Registrant*

31.1 Certification required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*
---------------------------------------------
* Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants for the period from inception, April 27, 2005 through December 31, 2005:


FEE CATEGORY             HAM, LANGSTON      HARPER & PEARSON
                       & BREZINA, LLP(1)       COMPANY(1)

Audit Fees             $            --      $         13,039

Audit-Related Fees(2)           7,500                    --

Tax Fees(3)                         --                   --

All Other Fees(4)                   --                   --
                       ------------------  ------------------
Total Fees             $         7,500      $         13,039

Notes to the Accountants Fees Table:

(1) Intrepid filed a Current Report on Form 8-K on November 4, 2005 announcing the termination of Harper & Pearson Company as our independent auditors. At the same time the Company announced the appointment of Ham, Langston & Brezina, LLP as our new independent auditors.

(2) Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

(3) Consists of fees for professional services rendered by our principal accountants for tax related services.

(4) Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

AUDITOR'S  TIME  ON  TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2005 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Intrepid Holdings, Inc.

                               By:    /s/  Maurice R Stone
                                      -----------------------------
                                        Maurice R Stone
                                        Chairman & CEO
                                        (Principal Executive Officer and
                                        Principal Accounting Officer)


Date:  March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

SIGNATURE                                    TITLE                     DATE
-----------------------------  ---------------------------------  --------------

/s/  Maurice R Stone           Chairman & CEO                     March 31, 2006
-----------------------------  (Principal Executive Officer and
Maurice R Stone                Principal Accounting Officer)

/s/  Toney E Means             President/RxFS                     March 31, 2006
-----------------------------
Toney E Means                  Director

/s/  James H Shelton, III      Director                           March 31, 2006
-----------------------------
James H Shelton, III

/s/  Dr. Ernest Carter, Jr.    Director                           March 31, 2006
-----------------------------
Dr. Ernest Carter, Jr.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM                F-1

CONSOLIDATED  FINANCIAL  STATEMENTS

Consolidated  Balance  Sheet  as  of  December  31,  2005              F-2 - F-3

Consolidated  Statement  of  Operations
    for  the period from inception, April 27, 2005, to December 31, 2005     F-4

Consolidated  Statement  of  Changes  in  Stockholders'  Deficit
    for  the period from inception, April 27, 2005, to December 31, 2005     F-5

Consolidated  Statement  of  Cash  Flows
    for the period from inception, April 27, 2005, to
    December 31, 2005                                                  F-6 - F-7

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                        F-8 - F-20

HAM,
  LANGSTON &
   BREZINA, L.L.P.
Certified Public Accountants


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To  the  Board  of  Directors  and  Stockholders
Intrepid  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of Intrepid Holdings, Inc. and Subsidiaries (the "Company") (a development stage enterprise) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the period from inception, April 27, 2005, to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the period from inception, April 27, 2005, to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss and had negative cash flows from operations for the period from inception, April 27, 2005, to December 31, 2005 and is in a working capital deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston, Texas
March 24, 2006

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

ASSETS
------
                                                              December 31, 2005
                                                             ------------------
CURRENT ASSETS
Cash                                                         $           31,784
Accounts receivable, less allowance for doubtful
  accounts of $125                                                        7,040
Inventory                                                                10,878
Prepaid Expenses                                                         15,711
                                                             ------------------

                                                                         65,413
                                                             ------------------

OFFICE EQUIPMENT, Net                                                    12,115
--------------------

OTHER ASSETS
------------
Intangible Property - Licenses                                           50,000
Deposits                                                                 12,557
                                                             ------------------

Total Other Assets                                                       62,557
                                                             ------------------

TOTAL ASSETS                                                 $          140,086
                                                             ==================

  The accompanying notes are an integral part of these consolidated financial statements.


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
                                                               December 31, 2005
                                                             -------------------
CURRENT LIABILITIES
-------------------
Accounts Payable                                             $           53,087
Other Current Liabilities                                               102,481
Notes Payable to Stockholders                                           664,149
Advances from a Third Party                                             279,193
                                                             -------------------
Total Current Liabilities                                             1,098,909
                                                             -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT
----------------------
Preferred Stock, $.001 par value, 1 million shares
  authorized; no shares issued and outstanding                                -
Common Stock, $.001 par value, 100 million shares
  authorized; 37,384,045 shares issued and outstanding                   37,384
Additional paid-in capital                                              268,911
Deficit Accumulated During the Development Stage                     (1,265,118)
                                                             -------------------

TOTAL STOCKHOLDERS' DEFICIT                                            (958,823)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $          140,086
                                                             ===================

  The accompanying notes are an integral part of these consolidated financial statements.


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                            ------------------------------------

                                                                Period from
                                                                 Inception,
                                                             April 27, 2005 to
                                                             December 31, 2005
                                                            -------------------
REVENUES                                                    $           39,379
--------                                                    -------------------

COST OF REVENUES                                                        28,986
----------------                                            -------------------

GROSS PROFIT                                                            10,393
                                                            -------------------

EXPENSES
--------
Payroll, Contract Labor & Consultants                                  599,256
Selling, general and administrative expenses                           213,871
                                                            -------------------
OPERATING LOSS                                                        (802,734)
                                                            -------------------

Interest expense                                                      (435,616)
Loss on Conversion of Notes Payable                                    (26,768)
                                                            -------------------

NET LOSS                                                    $       (1,265,118)
                                                            ===================

NET LOSS PER SHARE:
-------------------

Common Stock:
-------------
Basic and Diluted Net Loss Per Share                        $            (0.03)
                                                            ===================

Denominator for Basic and Diluted Net Loss Per Share
  Weighted Average Number of
   Common Shares Outstanding                                        36,985,086
                                                            ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                           INTREPID HOLDINGS, INC.
                                                                                                  AND SUBSIDIARIES
                                                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                        ----------------------------------------------------------

                                                                             Deficit
                                                                          Accumulated
                                                              Additional   During the    Treasury         Total
                                           Common Stock        Paid-In     Development    Stock       Stockholders'
                                         Shares      Amount     Capital      Stage      Receivable      Deficit
                                       ----------------------------------------------------------------------------
BALANCE, AT INCEPTION - April 27, 2005 10,240,000  $  10,240    (10,240)                               $         -
                                       ----------  ---------   ----------   ---------   -----------     -----------
Adjustment for Costs Paid by Shareholder                          6,500                                      6,500

Option to Purchase Treasury Stock                                                         (400,000)       (400,000)

Deferred Debt Issuance Costs                                    400,000                                    400,000

Effect of Recapitalization             26,525,188     26,525    (26,525)                                         -

Interest Imputed on Non-Interest
  Bearing Notes Payable                                          26,884                                     26,884

Common Stock Issued for Purchase
  of Assets of One Stop Prescriptions     100,000        100     33,500                                     33,600

Common Stock Issued Upon Conversion
  of Notes Payable and Accrued Interest   418,857        419    193,892                                    194,311

Common Stock Issued for Consulting
  Services                                100,000        100     44,900                                     45,000

Cancellation of Option to Purchase
  Treasury Stock                                               (400,000)                   400,000               -

Net loss                                       --         --         --    (1,265,118)          --      (1,265,118)
                                       ----------  ---------   ----------   ---------   -----------     -----------

BALANCE - December 31, 2005            37,384,045  $  37,384    268,911   $(1,265,118)    $     --     $  (958,823)
                                       ----------  ---------   ----------   ---------   -----------     -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------

                                                               Period from
                                                                Inception,
                                                            April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES                        December 31, 2005
------------------------------------                      -------------------
 Net Loss                                                  $       (1,265,118)

Adjustments to reconcile net loss to net
    cash used in continuing operating activities:
   Amortization of Deferred Debt Issuance Costs                       400,000
   Interest Imputed on Non-Interest Bearing Notes Payable              26,884
   Interest Converted to Common Stock                                   2,542
   Depreciation                                                         1,237
   Costs Paid by Shareholder                                            6,500
   Loss on Conversion of Notes Payable                                 26,768
   Stock issued for Consulting Services                                45,000
Changes in operating assets and liabilities:
   Accounts Receivable                                                 (7,040)
   Inventories                                                        (10,878)
   Deposits                                                           (12,557)
   Prepaid Expenses                                                   (15,711)
   Accounts Payable                                                    53,087
   Other Current Liabilities                                          102,481
                                                           -------------------

NET CASH USED IN OPERATING ACTIVITIES                      $         (646,805)
                                                           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchases of Office Equipment                                       (9,753)
   Purchase of Pharmacy Licenses                                      (20,000)
                                                           -------------------
NET CASH USED IN INVESTING ACTIVITIES                      $          (29,753)
                                                           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Note Proceeds                                                         763,140
Note Principal Payments                                               (54,798)
                                                           -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  $          708,342
                                                           -------------------

NET INCREASE IN CASH                                                   31,784

CASH - Beginning                                                            -
----                                                       -------------------

CASH - Ending                                              $           31,784
----                                                       ===================

  The accompanying notes are an integral part of these consolidated financial statements.


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                                 -----------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

                                                                  Period from
                                                                  Inception,
                                                              April 27, 2005 to
                                                              December 31, 2005
                                                             -------------------
Cash paid for:
  Interest                                                   $            2,227
                                                             ===================
  Income Taxes                                               $                -
                                                             ===================
Non-cash investing and financing activities:
  Note Payable for Option to Purchase Treasury Stock         $          400,000
                                                             ===================
  Debt and Interest Converted to Common Stock                $          165,000
                                                             ===================
  Common Stock Issued for Acquisition of Assets              $           33,600
                                                             ===================
  Capitalization of Deferred Debt Issuance Costs             $         (400,000)
                                                             ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

NOTE  1  -  Description  of  Company
            ------------------------

Intrepid Holdings, Inc. (Intrepid) was originally incorporated in March 1997 as Sphinx Industries, Inc., a Nevada corporation. From inception, Intrepid changed its name from Sphinx Industries, Inc. to AutoFund Servicing, Inc. and, in July 2004, to Intrepid Holdings, Inc.

Prior to the April 27, 2005 recapitalization, Intrepid was a shell company with no assets or liabilities.

On April 27, 2005, Intrepid entered into an agreement to purchase 100% of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation. These assets, which included certain contracts and contractual rights owned by RxFS to provide pharmacy services and pharmacy fulfillment services, were purchased in exchange for 26,525,188 shares of Intrepid's common stock. These assets were placed in a wholly-owned subsidiary simultaneously created as part of this transaction called Rx Fulfillment Services, a Nevada corporation. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company (Intrepid) resulting in a recapitalization of the Company. Therefore, the historical consolidated financial statements presented herein are those of RxFS.

On August 3, 2005, Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, Texas and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed.

The accompanying consolidated financial statements include the accounts of Intrepid and its wholly-owned subsidiaries, RxFS and One Stop (together, the Company). All significant inter-company accounts and transactions have been eliminated.

Although the Company has commenced operations, it remains a development stage enterprise until significant revenues are realized. The Company has devoted substantially all of its recent efforts to pharmacy operations, product development, financial planning, raising capital and developing its business plan.

NOTE  2  -  Management  Plans  and  Going  Concern
            --------------------------------------

The Company has sustained a substantial operating loss of $802,734 during the period from inception, April 27, 2005 through December 31, 2005, and as of December 31, 2005, had an accumulated deficit of $1,265,118. In addition, the Company has negative cash flows from operations of $646,805 during the period from inception, April 27, 2005 through December 31, 2005 and a working capital deficit of $1,033,496 as of December 31, 2005.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

These factors raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is a holding company that recently acquired contractual rights to provide pharmacy fulfillment, technical, and marketing services to vendors of medical software and Web services being marketed to medical professionals in the U.S. The RxFS subsidiary operates a working pharmacy which is licensed in twenty states and began actively filling prescriptions in September, 2005. In addition, the Company is exploring other opportunities that management feels may fit within the structure of the Company. The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses as the Company executes its business plan, it is incurring expenses related to maintaining its public reporting requirements. In order to finance these expenditures, the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below. The Company has depended on shareholder loans for much of its operating capital. The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as the result of any future sales of the Company's common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

Management has plans to address the Company's financial situation as follows:

In the near term, Management plans to continue to focus on raising the funds necessary to fully implement the Company's business plan. Management believes that the major shareholders will continue to advance the capital required to meet the Company's financial obligations. There is no assurance, however, that the shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern.

In the long term, Management believes that the Company's previously announced projects and initiatives will be successful and will provide significant profit to the Company which will used to finance the Company's future growth.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

There can be no assurances that the Company's planned activities will be successful, or that the Company will ultimately attain profitability. The Company's long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE  3  -  Summary  of  Significant  Accounting  Policies
            ----------------------------------------------

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all short-term investments having maturities of three months or less at the date of purchase to be cash equivalents.

INVENTORY - Inventory consisting primarily of merchandise held for resale is stated at the lower of cost, determined on a first in, first out basis, or market.

OFFICE EQUIPMENT - Office equipment is stated at cost. Depreciation is provided over the estimated useful lives of three to five years using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations. At December 31, 2005, the cost of office equipment is $13,352 and accumulated depreciation and depreciation expense is $1,237.

INTANGIBLE ASSETS -- Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

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

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. Collateral is generally not required for credit granted. The Company provides allowances for potential credit losses when necessary. There is a $125 allowance for doubtful accounts at December 31, 2005.

See  Note  12  for  major  suppliers.

LONG-LIVED ASSETS - The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company does not believe that any long-lived assets are impaired at December 31, 2005, based on the estimated future cash flows of the Company.

INCOME TAXES - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

DEBT ISSUANCE COSTS - Debt issuance costs are deferred and recognized, using the interest method, over the term of the related debt.

LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants. As of December 31, 2005 the Company did not have any common equivalent shares.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

REVENUE RECOGNITION - At this time the Company derives revenues principally from the pharmacy business. In general, the Company collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the product has been accepted by the customer.

STOCK BASED COMPENSATION - The Company accounts for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS No.123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December15, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or "modified retrospect" method. Under the "modified prospective" method, compensation cost is recognized in the financial statement beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123R for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123R. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. Accordingly, any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123R.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

In  December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 4 - Acquisition
         -----------

On August 3, 2005 the Company acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, Texas and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed. The purchase price was paid with $20,000 in cash and the issuance of 100,000 shares of common stock valued at $33,600 based on the quoted market price of the Company's common stock on the date of the acquisition. The assets acquired were valued at $53,600. The purchase price was allocated as follows:

     Pharmacy  licenses                   $   40,000
     Controlled  substance  licenses          10,000
     Equipment,  hardware  and  inventory      3,600
                                        ------------
     Total                                $   53,600
                                        ============

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

NOTE  5  -  Other  Current  Liabilities
            ---------------------------

Other  current  liabilities  at  December  31,  2005  consist  of the following:

     Accrued  Payroll                     $   94,000
     Other                                     8,481
                                        ------------
     Total                                $  102,481
                                        ============

NOTE  6  -  Advances  from  Third  Parties
            ------------------------------

     As of December 31, 2005 the Company had received non-interest bearing advances from a third party totaling $279,193.

NOTE 7 - Notes Payable
         -------------

                                                                  Imputed   Outstanding
                                            Interest  Maturity    Interest    Balance
Maker                Relationship    Date     Rate      Date     12/31/2005  12/31/2005
-------------------  ------------  ---------  -----  ----------  ----------  ----------
Galleria Securities  Shareholder   4/27/2005    (1)   1/1/2006       20,667     375,000
Maurice Stone        Chairman      5/31/2005    (1)     (2)           1,333      25,000
Eddie Austin         Shareholder   5/31/2005    (1)     (2)           4,607      88,750
Daryl Webster        Employee      5/31/2005    (1)     (2)             277       5,196
James Shelton        Director       6/5/2005     6%     (2)               -      68,202
Austin Law Firm                    9/28/2005     8%  3/28/2006            -     102,001
                                                                 ----------------------
TOTALS                                                               26,884     664,149
                                                                 ======================

(1) Notes bear no stated interest; however, interest is imputed based on a rate of 8%
(2) Notes are uncollateralized and do not contain a specified maturity date.  They are fully callable by the maker.

On April 27, 2005, the Company executed a promissory note in the amount of $400,000 (the Galleria Note) in favor of Galleria Securities, Inc. (Galleria) in order to purchase 5,000,000 shares of the Company's common stock held by Galleria for $.0001 per share which is contingent upon the Company meeting certain milestones. The terms of the Galleria Note require that the Company pay down the note by applying 50% of the net proceeds of any private placement undertaken until such time as the note is paid in full. While the Galleria Note was originally due in full on October 21, 2005, on September 15, 2005, Galleria agreed to an extension of the maturity date until January 1, 2006. Since the purchase price of $0.0001 was less than the fair market value of the Company's common stock of $0.40, which was determined based on the quoted market price of the Company's common stock on the date of the transaction, the Company recorded deferred debt issuance costs of $400,000 which were to be amortized over the three term of the underlying agreement. From inception, April 27, 2005, through December 31, 2005 the Company amortized $400,000 of these deferred debt issuance costs as interest expense in the accompanying statement of operations.

The Galleria Note was secured by 18,889,210 shares of the Company's common stock owned by individual shareholders of the Company. Should the Company default on the Galleria Note and Galleria foreclose on the pledged security, Galleria would become greater than a 50% shareholder of the Corporation and would have the power to elect the Board of Directors and determine the direction of the

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

Company. At December 31, 2005, Galleria owned 7,450,000 shares or approximately 20% of the Company's common stock. Effective January 1, 2006 certain shareholders of the Company purchased this obligation from Galleria for the outstanding principal balance amount of $375,000. Upon purchase of the obligation, these shareholders became the beneficiaries of 5,000,000 shares of the Company's common stock held by Galleria. In addition, through the purchase of the Galleria Note, the security interest in 18,889,210 shares owned by individual shareholders of the Company was released by Galleria.

Due to the nature of this transaction the Company has recorded the effects of the new agreement in its 2005 financial statements as if the transactions had occurred prior to December 31, 2005.

As a result of this transaction, the Company completely wrote off the deferred debt issuance costs recorded in connection with the original Galleria Note of $400,000 as of December 31, 2005. In addition, the Company wrote-off the treasury stock receivable that was recorded in connection with the original Galleria Note since the 5,000,000 shares were transferred directly to the purchasers of the Note and not returned to the Company as treasury stock as originally agreed. The effect of this write-off of $400,000 was recorded through additional paid-in-capital.

From inception, April 27, 2005, through December 31, 2005, the Company converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,310 based on the quoted market price of the Company's common stock, which resulted in a $26,768 loss on conversion of the notes payable.

At this time the Company does not have the resources to comply with the terms and payment conditions of its outstanding credit and debt obligations. Without additional capital, the Company will not remain in business and will be unable to pay its credit and debt obligations.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

NOTE 8 - Income Taxes
         ------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities, at December 31, 2005, were as follows:

     Deferred  tax  assets:
       Net  operating  loss  carry-forwards        $  263,954
                                                   ----------
         Total  deferred  tax  assets                 263,954
         Valuation  allowance                        (259,891)
                                                   -----------
         Net  deferred  tax  asset                      4,063

     Deferred  tax  liabilities:
       Property  and  equipment                    $  (4,063)
                                                   ----------
         Total  deferred  tax  liabilities            (4,063)
                                                   ----------
           Net  deferred  tax  asset               $      -
                                                   ==========

The difference between the income tax provision (benefit) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the period from inception, April 27, 2005 to December 31, 2005 is as follows:

                                                                     AMOUNT    PERCENT
                                                                    ---------  -------
Benefit for income tax at federal statutory rate                  $(430,140)     (34.0)
Increase in valuation allowance                                      259,891      20.5
Amortization of deferred debt issuance costs                         136,000      10.7
Stock issued for compensation                                         15,300       1.2
Interest imputed on non-interest bearing notes payable                 9,141       1.0
Loss on conversion of notes payable                                    9,101        .6
Other                                                                    707       0.0
                                                                    ---------  -------
                                                                    $      -       0.0
                                                                    =========  =======

As of December 31, 2005, for U.S. federal income tax reporting purposes, the Company has approximately $776,300 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the year ended December 31, 2025. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carryforwards could be

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

subject to limitations due to material ownership changes that may or may not occur in the Company. Based on such limitations, the Company has significant NOL's for which realization of tax benefits is uncertain.

NOTE 9 - Stockholders' Deficit
         ---------------------

Preferred  Stock
----------------
Our authorized preferred stock consists of 1,000,000 shares of stock, $.001 par value per share. As of December 31, 2005, there are no shares of preferred stock outstanding. The Company's preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the board of directors, shall be paid out of funds at the time legally available for such purpose.

Common  Stock
-------------
During 2005, the Company entered into a consulting agreement for services to be rendered related to the formation of Community Allied Development Corporation and issued 100,000 shares of common stock valued at $.45 per share or $45,000 based on the quoted market price of the Company's common stock on the date of the agreement.

Stock  Option  Plan
-------------------
Effective October 15, 2005 the Company's Board of Directors adopted the "2005 Stock Plan for Directors, Officers, and Consultants", subject to approval by the Company's stockholders within 12 months of the date of adoption. A total of 3,000,000 shares of common stock are reserved for issuance under the Plan. The purpose of the Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of December 31, 2005, the Company had not granted any shares of its common stock under this plan.

NOTE 10 - Commitments
          -----------

On April 27, 2005, the Company entered into a consulting agreement for services related to strategic planning and business development with American Enterprise Development Corporation (AEDC), a Houston, Texas based business development company. The Company agreed to pay $3,000 per month for eighteen months beginning May 1, 2005 and to accrue the amount of this consulting fee until the Company obtains sufficient operating capital to pay it. AEDC is a shareholder owning approximately 3.3% of the Company's issued and outstanding shares. As of December 31, 2005 the Company accrued $24,000 in other current liabilities under the AEDC agreement.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

In May 2005, the Company entered into a lease agreement for approximately 3,000 square feet of office space. The term of the agreement was for 39 months with an average monthly rental rate of $3,445. Rent expense for the period ended December 31, 2005 totaled approximately $23,500.In January 2006, the Company renegotiated this lease and relocated to larger office space within the same building in order to consolidate its pharmacy operations. This new space consists of approximately 9,500 square feet. The term of the new lease is 86 months with an average monthly rental rate of $12,750.

Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

Year  Annual Expense   Monthly Expense
2006  $   111,216        $   12,357
2007  $   153,072        $   12,756
2008  $   157,856        $   13,155
2009  $   162,639        $   13,553
2010  $   162,639        $   13,553

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. "Butch" Woolfolk. In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC.

NOTE 11 - Related Party Transactions
          --------------------------

On April 27, 2005, the Company elected Maurice Stone as CEO and Chairman of the Board and Dr. Ernest Carter to the Board of Directors. Mr. Stone & Dr. Carter are the sole shareholders of VMRx, a software services provider whose contract was acquired in the RxFS acquisition. Under this contract, VMRx will provide marketing services and software to doctors and other medical professionals, including proprietary e-prescription software. The contract makes RxFS the exclusive pharmacy fulfillment service for VMRx clients. As part of the contract VMRx shall receive a 5% marketing commission on gross sales generated by RxFS from VMRx clients. To date no commissions have been paid or accrued under this agreement.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

NOTE 12 - Major Supplier
          --------------

McKesson Corporation is the Company's main pharmaceutical and durable medical equipment supplier, supplying more than 80% of the pharmaceuticals sold through the Company's pharmacy. As of December 31, 2005 the Company had prepaid expenses to McKesson of $12,536.

NOTE 13 - Subsequent Events
          -----------------

Community Allied Development Corporation, (CADC) a Texas corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. The Company is currently in the process of identifying potential opportunities in the greater Houston area to develop its first community.

Healthy Access, Inc. (HAI) a Tennessee corporation, was formed on March 6, 2006 as a wholly-owned subsidiary to develop and operate specialized healthcare clinics in established retail operations. The Company is actively discussing potential clinic locations with interested retail operators.

Intrepid Systems, Inc. (ISI) a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop and sell specialized medical technologies for healthcare providers. This entity began commercial operations on March 7, 2006. The company is currently making sales presentations in the Houston, Texas metropolitan area.

Intrepid Medical Management Services, Inc. (IMMS) a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to provide management services to physicians and preferred provider organizations (PPO). This entity is currently inactive.

Notes  Payable  to  Shareholders
--------------------------------
Subsequent to December 31, 2005, the Company raised an additional $110,000 through advances from current shareholders. These advances bear no interest and are callable at any time.

Share  Issuances
----------------
As of February 28, 2006, the Company issued 1,076,166 shares under the "2005 Stock Plan for Directors, Officers and Consultants" (the Stock Plan) to employees and consultants for services rendered valued at an average of $.473 per share or $717,083 based on the quoted market price of the Company's common stock on the date of issuance.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

In addition, pursuant to the Stock Plan, certain consultants have exercised options granted on January 18, 2006 to purchase common stock directly from the Company. The Company has received $88,000 from the exercise of options to purchase 400,000 shares of common stock valued at $.22 based on the quoted market price of the Company's common stock on the grant date of the underlying options.

On January 18, 2006, the Company entered into a consulting agreement for services and issued 932,800 shares of its Restricted Common Stock and 932,000 shares under the Stock Plan for services rendered valued at $.25 per share or $466,000 based on the quoted market price of the Company's common stock on the date of issuance.