Form 10KSB/A
period 2005-12-31
Intrepid Holdings, Inc.
filed 2006-05-09
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                                AMENDMENT NO. 1


[ ] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Documents Incorporated by Reference:   None

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10KSB/A is being filed by Intrepid Holdings, Inc. (the "Company") to amend the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005 that was filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006 (the "Original Report").

This Report reflects the correction of certain typographical errors and an inadvertent omission from the Company's previously issued condensed consolidated financial statements at and for the period ended December 31, 2005, and the notes related thereto, as noted below:

1)   pg F-2,  Condensed  Consolidated  Balance  Sheet  (Assets)

     Office Equipment, Net - Inadvertently understated by $1. Asset has been corrected to read $12,116. Due to a rounding error in the Original Report, Total Assets remains $140,086.

2) pg F-3, Condensed Consolidated Balance Sheet (Liabilities and Stockholders' Deficit)

     Accounts Payable - Inadvertently overstated by $1. Current Liability has been corrected to read $53,086. Due to a rounding error in the Original Report, Total Liabilities and Stockholders' Deficit remains $140,086.

3)   pg F-6,  Condensed  Consolidated  Statement  of  Cash  Flows

     Accounts Payable - Inadvertently overstated by $1. Change in Liability has been corrected to read $53,086. Due to correction, Net Cash Used in Operating Activities now reads $(646,806).

4)   pg F-6,  Condensed  Consolidated  Statement  of  Cash  Flows

     Purchases of Office Equipment - Inadvertently understated by $1. Change in Investment Activity has been corrected to read $(9,752). Correction caused Net Cash Used in Investing Activities to now read $(29,752).

5)   pg F-18,  Note  10  Commitments

     The table showing the minimum annual rentals under non-cancelable operating leases of more than one year in duration inadvertently omitted the minimum rentals after year 2010. This footnote now includes the following addition:

     Subsequent to 2010 minimum annual rentals under non-cancelable operating leases total $357,965 with an average monthly expense of $13,553 to $13,952.

6)   pg F-19,  Note  13  Subsequent  Events

     In the paragraph beginning "As of February 28, 2006, the Company issued 1,076,166 shares under"

     The value of shares disclosed in this paragraph was inadvertently overstated by $233,000. The proper value for the share issuances disclosed in this paragraph has been corrected to $484,083 ($717,083 - $233,000).

     This  also  changes  the  average  value  per  share  from  $.473  to $.45.

This amendment to the Original Report does not reflect events occurring after the filing of the Original Report and does not modify or update in any way disclosures contained in the Original Report, other than as described above. As a result of this 10KSB/A, the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report, have been re-executed and re-filed as of the date of this Amendment.


ITEM 13 - EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

31.1 Certification required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
     Section  1350  of  18  U.S.C.  63.*

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


Date:  May 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

SIGNATURE                    TITLE                               DATE
---------                    -----                               ----

/s/  Maurice R Stone         Chairman & CEO                      May 9, 2006
--------------------------   (Principal Executive Officer
Maurice R Stone              and Principal Accounting
                             Officer)


/s/  Toney  E  Means         President/RxFS                      May 9, 2006
--------------------------   Director
Toney E Means


/s/  James H Shelton, III    Director                            May 9, 2006
--------------------------
James H Shelton, III


/s/  Dr. Ernest Carter, Jr.  Director                            May 9, 2006
--------------------------
Dr. Ernest Carter, Jr.

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


Houston, Texas
March 24, 2006

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

ASSETS
------
                                                              December 31, 2005
                                                             ------------------
CURRENT ASSETS
Cash                                                         $           31,784
Accounts receivable, less allowance for doubtful
  accounts of $125                                                        7,040
Inventory                                                                10,878
Prepaid Expenses                                                         15,711
                                                             ------------------

                                                                         65,413
                                                             ------------------

OFFICE EQUIPMENT, Net                                                    12,116
--------------------

OTHER ASSETS
------------
Intangible Property - Licenses                                           50,000
Deposits                                                                 12,557
                                                             ------------------

Total Other Assets                                                       62,557
                                                             ------------------

TOTAL ASSETS                                                 $          140,086
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


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
                                                               December 31, 2005
                                                             -------------------
CURRENT LIABILITIES
-------------------
Accounts Payable                                             $           53,086
Other Current Liabilities                                               102,481
Notes Payable to Stockholders                                           664,149
Advances from a Third Party                                             279,193
                                                             -------------------
Total Current Liabilities                                             1,098,909
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

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------

                                                               Period from
                                                                Inception,
                                                            April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES                        December 31, 2005
------------------------------------                      -------------------
 Net Loss                                                  $       (1,265,118)

Adjustments to reconcile net loss to net
    cash used in continuing operating activities:
   Amortization of Deferred Debt Issuance Costs                       400,000
   Interest Imputed on Non-Interest Bearing Notes Payable              26,884
   Interest Converted to Common Stock                                   2,542
   Depreciation                                                         1,237
   Costs Paid by Shareholder                                            6,500
   Loss on Conversion of Notes Payable                                 26,768
   Stock issued for Consulting Services                                45,000
Changes in operating assets and liabilities:
   Accounts Receivable                                                 (7,040)
   Inventories                                                        (10,878)
   Deposits                                                           (12,557)
   Prepaid Expenses                                                   (15,711)
   Accounts Payable                                                    53,086
   Other Current Liabilities                                          102,481
                                                           -------------------

NET CASH USED IN OPERATING ACTIVITIES                      $         (646,806)
                                                           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchases of Office Equipment                                       (9,752)
   Purchase of Pharmacy Licenses                                      (20,000)
                                                           -------------------
NET CASH USED IN INVESTING ACTIVITIES                      $          (29,752)
                                                           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Note Proceeds                                                         763,140
Note Principal Payments                                               (54,798)
                                                           -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  $          708,342
                                                           -------------------

NET INCREASE IN CASH                                                   31,784

CASH - Beginning                                                            -
----                                                       -------------------

CASH - Ending                                              $           31,784
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

OFFICE EQUIPMENT - Office equipment is stated at cost. Depreciation is provided over the estimated useful lives of three to five years using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations. At December 31, 2005, the cost of office equipment is $13,353 and accumulated depreciation and depreciation expense is $1,237.

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

Subsequent to 2010 minimum annual rentals under non-cancelable operating leases total $357,965 with an average monthly expense of $13,553 to $13,952.

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

Share  Issuances
----------------
As of February 28, 2006, the Company issued 1,076,166 shares under the "2005 Stock Plan for Directors, Officers and Consultants" (the Stock Plan) to employees and consultants for services rendered valued at an average of $.45 per share or $484,083 based on the quoted market price of the Company's common stock on the date of issuance.

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