Form 10QSB
period 2006-03-31
Intrepid Holdings, Inc.
filed 2006-05-15
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

There were 45,749,471 shares of the registrant's common stock issued and outstanding as of April 30, 2006.

Transitional Small Business Disclosure Format:
                                 Yes [ ] No [X]

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                        CONTENTS
--------------------------------------------------------------------------------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

Consolidated  Balance  Sheet  as  of  March  31,  2006                   3  -  4

Consolidated  Statements  of  Operations
    for  the  three  months  ended  March  31,  2006,  and
    for  the  period  from  inception,  April  27, 2005, to March 31, 2006     6

Consolidated  Statements  of  Changes  in  Stockholders'  Equity/(Deficit)
    for  the  period  from  inception,  April  27, 2005, to March 31, 2006     4

Consolidated  Statements  of  Cash  Flows
    for  the  three  months  ended  March  31,  2006,  and
    for  the  period from inception, April 27, 2005, to March 31, 2006     7 - 8


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)             9  -  20

ITEM  2  -  MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS         21  -  28

ITEM  3  -  CONTROLS  AND  PROCEDURES                                         19

PART  2  -  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES                                           28

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8K                              28


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                           ASSETS
                           ------

                                                  March 31, 2006
                                                  ---------------
CURRENT ASSETS
Cash                                              $        81,150
Accounts receivable, less allowance for doubtful
  accounts of $992                                         25,777
Inventory                                                  29,271
Prepaid Expenses                                            8,694
                                                  ---------------
Total Current Assets                                      144,892
                                                  ---------------

OFFICE EQUIPMENT AND FURNISHINGS, Net                      92,131
-------------------------------------             ---------------

OTHER ASSETS
------------
Intangible Property - Licenses                             50,000
Deposits                                                   12,357
                                                  ---------------
Total Other Assets                                         62,357
                                                  ---------------

TOTAL ASSETS                                      $       299,380
                                                  ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                         March 31, 2006
                                                        ----------------
CURRENT LIABILITIES
-------------------
Accounts Payable                                        $        58,787
Other Current Liabilities                                        45,420
Notes Payable to Stockholders                                    25,000
                                                        ----------------
Total Current Liabilities                                       129,207
                                                        ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY
---------------------
Preferred Stock, $.001 par value, 1 million shares
  authorized; no shares issued and outstanding                        -
Common Stock, $.001 par value, 100 million shares
  authorized; 45,519,471 shares issued and outstanding           45,519
Additional paid-in capital                                    2,840,372
Deficit Accumulated During the Development Stage             (2,715,718)
                                                        ----------------

TOTAL STOCKHOLDERS' EQUITY                                      170,173
                                                        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       299,380
                                                        ================

The accompanying notes are an integral part of these consolidated financial statements.

                                                            INTREPID HOLDINGS, INC.
                                                                   AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                               CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------

                                                                     Period from
                                                                      Inception,
                                               Three Months Ended  April 27, 2005 to
                                                  March 31, 2006    March 31, 2006
                                                 ----------------  ----------------
REVENUES                                         $        79,295   $       118,674
--------                                         ----------------  ----------------

COST OF REVENUES                                          66,813            95,799
----------------                                 ----------------  ----------------

GROSS PROFIT                                         12,482            22,875
                                                 ----------------  ----------------

EXPENSES
--------
Payroll, Contract Labor & Consultants                  1,178,575         1,777,831
Selling, general and administrative expenses             141,615           355,486

OPERATING LOSS                                        (1,307,708)       (2,110,442)
                                                 ----------------  ----------------

Interest expense                                         (19,313)         (454,929)
Loss on Conversion of Notes Payable                     (123,579)         (150,347)
                                                 ----------------  ----------------

NET LOSS                                         $    (1,450,600)  $    (2,715,718)
                                                 ================  ================

NET LOSS PER SHARE:
-------------------

Common Stock:
-------------
Basic and Diluted Net Loss Per Share             $         (0.04)  $         (0.07)
                                                 ================  ================

Denominator for Basic and Diluted Net Loss
Per Share
Weighted Average Number of
Common Shares Outstanding                             40,230,000        37,840,000
                                                 ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                         INTREPID HOLDINGS, INC.
                                                                                                                AND SUBSIDIARIES
                                                                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                      Common Stock         Additional   During the    Treasury        Total
                                                      -------------         Paid-In    Development     Stock       Stockholders'
                                                   Shares       Amount      Capital       Stage      Receivable   Equity/(Deficit)
                                                 -----------  ----------  -----------  ------------  -----------    ------------
BALANCE, AT INCEPTION -- April 27, 2005          10,240,000   $  10,240   $  (10,240)           --            --    $         -
                                                 -----------  ----------  -----------                               ------------

Adjustment for Costs Paid by Shareholder                 --          --        6,500            --            --          6,500
Option to Purchase Treasury Stock                                                                       (400,000)      (400,000)
Deferred Debt Issuance Costs                             --          --      400,000            --            --        400,000
Effect of Recapitalization                       26,525,188      26,525      (26,525)           --            --              -
Interest Imputed on Non-Interest Bearing
  Notes Payable                                          --          --       26,884            --            --         26,884
Common Stock Issued for Purchase of Assets
   of One Stop Prescriptions                        100,000         100       33,500            --            --         33,600
Common Stock Issued Upon Conversion of Notes
   Payable and Accrued Interest                     418,857         419      193,892            --            --        194,311
Common Stock Issued for Consulting Services         100,000         100       44,900            --            --         45,000
Cancellation of Option to Purchase Treasury Stock        --          --     (400,000)           --       400,000              -
Net loss                                                 --          --           --    (1,265,118)           --     (1,265,118)
                                                 -----------  ----------  -----------  ------------  -----------    ------------

BALANCE -- December 31, 2005                     37,384,045      37,384      268,911    (1,265,118)           --       (958,823)
                                                 -----------  ----------  -----------  ------------                 ------------

Common Stock Issued for Consulting Services       2,288,166       2,288      621,795            --            --        624,083
Common Stock Issued for Compensation                254,000         254      126,746            --            --        127,000
Common Stock Issued Upon Conversion of
   Current Liabilities                              268,000         268      133,732            --            --        134,000
Common Stock Issued Upon Conversion of
   Notes Payable                                  2,768,596       2,769      689,380            --            --        692,149
Common Stock Issued Upon Conversion of Advances   1,556,664       1,556      387,609            --            --        389,165
  from Third Parties
Common Stock Issued Upon Exercise of Stock
   Options                                        1,000,000       1,000      228,025            --            --        229,025
Loss on Conversion of Notes & Advances Payable           --          --      123,579            --            --        123,579
Expense of Stock Option Grants                                               245,535                                    245,535
Interest Imputed on Non-Interest Bearing
   Notes Payable                                         --          --       15,060            --            --         15,060
Net loss                                                 --          --           --    (1,450,600)           --     (1,450,600)
                                                 -----------  ----------  -----------  ------------  -----------    ------------

BALANCE -- March 31, 2006                        45,519,471   $  45,519   $2,840,372   $(2,715,718)  $        --    $   170,173
                                                 -----------  ----------  -----------  ------------  -----------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                              INTREPID HOLDINGS, INC.
                                                                                     AND SUBSIDIARIES
                                                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------

                                                                                      Period from
                                                                                       Inception,
                                                             Three Months Ended    April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES                           March 31, 2006       March 31, 2006
------------------------------------                        --------------------  -------------------
Net Loss                                                    $        (1,450,600)  $       (2,715,718)

Adjustments to reconcile net loss to net
   cash used in continuing operating activities:
   Interest Imputed on Non-Interest Bearing Notes Payable                15,060               41,944
   Costs Paid by Shareholder                                                  -                6,500
   Interest Converted to Common Stock                                     2,974                5,516
   Depreciation and Amortization                                          3,561              404,798
   Loss on Conversion of Notes Payable                                  123,579              150,347
   Stock Issued for Consulting Services                                 624,083              624,083
   Compensatory Element of Stock Issuance                               372,535              417,535
   Stock Issued for Conversion of Current Liabilities                   134,000              134,000
   Bad Debt Expense                                                      11,233               12,225
Changes in operating assets and liabilities:
   Accounts Receivable                                                  (29,970)             (38,002)
   Inventories                                                          (18,393)             (29,271)
   Deposits                                                                 200              (12,357)
   Prepaid Expenses                                                       7,017               (8,694)
   Accounts Payable                                                       5,700               58,787
   Other Current Liabilities                                            (57,061)              45,420
                                                            --------------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                       $          (256,082)  $         (902,887)
                                                            --------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------
   Purchases of Office Equipment                                        (33,550)             (43,303)
   Purchase of Pharmacy Licenses                                              -              (20,000)
                                                            --------------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                       $           (33,550)  $          (63,303)
                                                            --------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
   Exercise of Stock Options                                            229,025              229,025
   Proceeds from Third Party Advances                                   109,973              109,973
   Note Proceeds                                                              -              763,140
   Note Principal Payments                                                    -              (54,798)
                                                            --------------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   $           338,998   $        1,047,340
                                                            --------------------  -------------------
NET INCREASE IN CASH                                                     49,366               81,150

CASH -- Beginning                                                        31,784                    -
-----------------                                           --------------------  -------------------
CASH -- Ending                                              $            81,150   $           81,150
---------------                                             ====================  ===================


                                                                              INTREPID HOLDINGS, INC.
                                                                                     AND SUBSIDIARIES
                                                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
-----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
                                                                                      Period from
                                                                                       Inception,
                                                             Three Months Ended    April 27, 2005 to
                                                                March 31, 2006     December 31, 2005
                                                            --------------------  -------------------
Cash paid for:
  Interest                                                  $                 -   $            2,227
                                                            ====================  ===================
  Income Taxes                                              $                 -   $                -
                                                            ====================  ===================
Non-cash investing and financing activities:
  Note Payable for Option to Purchase Treasury Stock        $                 -   $          400,000
                                                            ====================  ===================
  Debt and Interest Converted to Common Stock               $         1,031,290   $        1,196,290
                                                            ====================  ===================
  Common Stock Issued for Acquisition of Assets             $            50,026   $           83,626
                                                            ====================  ===================
  Capitalization of Deferred Debt Issuance Costs            $                 -   $         (400,000)
                                                            ====================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Intrepid Holdings, Inc. and Subsidiaries ("we", "us", "Company" or "Intrepid") annual report on Form 10-KSB for period from inception to April 27, 2005, to December 31, 2005.

In the opinion of Intrepid's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid's financial position as of March 31, 2006 and the result of operations and cash flows for the period from inception, April 27, 2005, to March 31, 2006 have been included.

The results of operations for the three months ended March 31, 2006 and for the period from inception, April 27, 2005, to March 31, 2006 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2006.

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

On April 27, 2005, Intrepid entered into an agreement to purchase all of the assets of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation. These assets, which included certain contracts and contractual rights owned by RxFS to provide pharmacy services and pharmacy fulfillment services, were purchased in exchange for 26,525,188 shares of Intrepid's common stock. These assets were placed in a wholly-owned subsidiary simultaneously created as part of this transaction called Rx Fulfillment Services, a Nevada corporation. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company
(Intrepid) resulting in a recapitalization of the Company. Therefore, the historical consolidated financial statements presented herein are those of RxFS.

On August 3, 2005, Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, Texas and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed.

During the quarter ended March 31, 2006, we formed the following wholly-owned subsidiaries:

Community Allied Development Corporation, a Texas corporation, was formed to develop specialized residential communities focused on the needs of elderly and disabled residents.

Healthy Access, Inc., a Tennessee corporation, was formed to develop and operate specialized healthcare clinics in established retail operations.

Intrepid Systems, Inc., a Nevada corporation, was formed to develop and sell specialized medical technologies for healthcare providers.

Intrepid Medical Management Services, Inc., a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to provide management services to physicians and preferred provider organizations.

These were no revenues or expenses recognized by these subsidiaries during the quarter ended March 31, 2006.

The accompanying consolidated financial statements include the accounts of Intrepid and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Although the Company has commenced operations, it remains a development stage enterprise until significant revenues are realized. The Company has devoted substantially all of its recent efforts to pharmacy operations, product development, financial planning, raising capital and developing its business plan.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE  3  -  Management  Plans  and  Going  Concern
            --------------------------------------

The Company sustained a substantial operating loss of $1,451,000 during the three months ended March 31, 2006, and as of March 31, 2006, had a deficit accumulated during the development stage of $2,716,000. In addition, the Company has negative cash flows from operations of $256,000 during the three months ended March 31, 2006.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is a holding company that recently acquired contractual rights to provide pharmacy fulfillment, technical, and marketing services to vendors of medical software and web services being marketed to medical professionals in the U.S. The RxFS subsidiary operates a working pharmacy which is licensed in twenty states and began actively filling prescriptions in September 2005. In addition, the Company is exploring other opportunities that management feels may fit within the structure of the Company. The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

NOTE 4 - Summary of Significant Accounting Policies
         ------------------------------------------

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

OFFICE EQUIPMENT AND FURNISHINGS - Office equipment and furnishing are stated at cost. Depreciation is provided over the estimated useful lives of three to seven years using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations. At March 31, 2006, the cost of office equipment and furnishings is $96,129 and accumulated depreciation is $4,798.

INTANGIBLE ASSETS - Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

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

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. Collateral is generally not required for credit granted. The Company provides allowances for potential credit losses when necessary. There is a $992 allowance for doubtful accounts at March 31, 2006.

LONG-LIVED ASSETS - The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company does not believe that any long-lived assets are impaired at March 31, 2006, based on the estimated future cash flows of the Company.

INCOME TAXES - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants. As of March 31, 2006 the Company did not have any common equivalent shares.

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

STOCK BASED COMPENSATION - On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's condensed consolidated statement of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) related to non-employee stock options was $245,535 for the three months ended March 31, 2006.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company's financial position, results of operations or cash flows.

In  December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 did not have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140." FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect of the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FAS No. 140." FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect of the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

NOTE 5 - Acquisition
         -----------

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
                                          ============

NOTE 6 - Office Equipment and Furnishings
         --------------------------------

Office  equipment  and  furnishings  consist of the following at March 31, 2006:

                         Est.  Acquisition   Accumulated     Net
                         Life     Value     Depreciation    Value
                        ------  ---------  -------------  ---------
Computers               3 Yrs    $ 6,816   $      (1,136)  $ 5,680
Office Equipment        5 Yrs     25,334          (1,625)   23,709
Furnishings & Fixtures  5 Yrs     51,933          (1,731)   50,202
Leasehold Improvements  7 Yrs     12,846            (306)   12,540
                                ---------  -------------  ---------
Total                            $96,929   $      (4,798)  $92,131
                                =========  =============  =========

NOTE  7  -  Other  Current  Liabilities
            ---------------------------

Other  current  liabilities  at  March  31,  2006  consist  of  the  following:

     Deferred  Rent  Payable     $   36,445
     Other                            8,975
                               ------------
     Total                       $   45,420
                               ============

NOTE 8 - Notes Payable
         -------------

Notes Payable at March 31, 2006 consists of $25,000 payable to Maurice Stone, Chairman and Chief Executive Officer of the Company. This Note bears no interest and is callable at any time.

During the three months ended March 31, 2006, the Company converted six unsecured promissory notes and certain Third Party Advances totaling $1,073,138 together with $8,176 of accrued interest into 4,325,260 shares of our common stock with a fair value of $1,204,893 based on the quoted closing market price of the Company's common stock on the respective date of conversion, which resulted in a $123,579 loss on conversion of the notes payable.

NOTE 9 - Commitments
         -----------

On April 27, 2005, the Company entered into a consulting agreement for services related to strategic planning and business development with American Enterprise Development Corporation (AEDC), a Houston, Texas based business development company. The Company agreed to pay $3,000 per month for eighteen months beginning May 1, 2005 and to accrue the amount of this consulting fee until the Company obtains sufficient operating capital to pay it. AEDC is a shareholder owning approximately 3.3% of the Company's issued and outstanding shares. As of March 31, 2006 the Company accrued $9,000 in accounts payable under the AEDC agreement.

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. "Butch" Woolfolk. In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC. During the three months ended March 31, 2006 the Company issued 20,000 shares of its common stock to Mr. Woolfolk under its 2005 Stock Plan. A complete description of the Company's Stock Plan can be found under Note 10 below.

NOTE 10 - Stockholders' Equity
          --------------------

Stock  Option  Plan
-------------------
Effective October 15, 2005 the Company's Board of Directors adopted the "2005 Stock Plan for Directors, Officers, and Consultants" ("the Stock Plan"), subject to approval by the Company's stockholders within 12 months of the date of adoption. A total of 3,000,000 shares of common stock are reserved for issuance under the Stock Plan. The purpose of the Stock Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

On January 18, 2006, the Company entered into two consulting agreements for services and issued 932,000 shares of Restricted Common Stock and 1,148,000 shares under the Stock Plan for services rendered valued at $.25 per share or $520,000 based on the quoted market price of the Company's common stock on the date of issuance.

During the three months ended March 31, 2006 the Company issued 730,166 shares under the Stock Plan to employees and consultants for services rendered valued at $.50 per share or $365,083 based on the quoted market price of the Company's common stock on the date of issuance.

In addition, during the three months ended March 31, 2006, pursuant to the Stock Plan, certain consultants have exercised options granted on January 18, 2006 to purchase common stock directly from the Company. The Company received $229,000 from the exercise of options to purchase 1,000,000 shares of common stock valued at $.229 based on the quoted market price of the Company's common stock on the grant date of the underlying options.

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 was $0.246 per share using the Black-Scholes model with the following assumptions:

     Expected volatility          268%
     Risk-free interest rate      5.0%
     Expected dividends           0.0%
     Expected life             3 years

Based on the Company's limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted during the three months ended March 31, 2006 was $245,535.

NOTE 11 - Major Supplier
          --------------

McKesson Corporation is the Company's main pharmaceutical and durable medical equipment supplier, supplying more than 80% of the pharmaceuticals sold through the Company's pharmacy.

NOTE 12 - Subsequent Events
          -----------------

Subsequent to March 31, 2006 the Company issued 30,000 shares under the Stock Plan to employees and consultants for services rendered valued at an average of $.50 per share or $15,000 based on the quoted market price of the Company's common stock on the date of issuance.

In addition, pursuant to the Stock Plan, certain consultants have exercised options to purchase common stock directly from the Company. The Company received $57,000 from the exercise of options to purchase 200,000 shares of common stock valued at $.285 based on a discount from the quoted market price of the Company's common stock on the grant date of the underlying options.

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

We acquired the assets of Rx Fulfillment Services on April 27, 2005. These assets are held and operated through our wholly owned subsidiary Rx Fulfillment Services (RxFS). We plan to aggressively expand our pharmacy and pharmacy delivery business nationwide during 2006. We need capital to cover the marketing, operations, software development and customer support expenses during this ramp-up period.

One potential source of revenue for us is related to new Federal Medicare regulations which require that Medicare prescriptions be generated electronically. These regulations took effect in January 2006 and are required to be be fully implemented by 2009. We have formed a strategic partnership with VipMedRx, Inc., (VMRx), which provides e-prescription software to doctors. The VMRx software package provides drug cross-checking, access to patient records and the ability for a patient to request that his or her medicine be delivered to the home or office. When the patient requests home or office delivery, RxFS will be offered as the preferred pharmacy. Upon receipt of an order, we will fill  the  prescription  and  deliver  it  to  the  patient.

VMRx has initiated a relationship with the NMA, a national organization of 22,000 minority doctors who have elected to retain VMRx as their preferred vendor of e-prescription solutions. The majority of these doctors are general practitioners and internists whose practices are in urban communities. We believe that our affiliation with this organization will lead to an increase in prescriptions being filled by RxFS. We project market penetration of 10% within this group of doctors by the end of 2007.

Another potentially significant relationship for RxFS is The National Black Chamber of Commerce (NBCC), an organization dedicated to the economic support of African American communities with 190 affiliated local chapters throughout the nation and dedicated to economically empowering and sustaining African American communities through entrepreneurship and capitalistic activity within the United States. The NBCC represents approximately 95,000 minority-owned businesses and provides an advocacy that reaches over 1 million small businesses. The NBCC is a nonprofit organization.

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

PLAN  OF  OPERATIONS

Product launch and implementation. New e-prescription regulations went into effect January 1, 2006 and full implementation is required by the end of 2009. We intend to aggressively market our e-prescription and pharmacy fulfillment services in 2006. We have initiated an aggressive multifaceted marketing program. We have two initial primary target markets:

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

We intend to use various mediums to market to these targets, including the following:

-     Participating  in  all  regional  and  national  NMA  conventions;
-     Presenting  at  key  local  NMA  meetings;
-     Direct  mail  marketing  to  the  membership;
-     Targeted  advertising  in  trade  journals;  and
-     Personal visits by sales representatives in areas of market concentration.

Results of Operations, Three Months Ended March 31, 2006
--------------------------------------------------------
Our revenues for the three months ended March 31, 2006 were $79,000 and costs of sales relating to these revenues were $67,000. Our operating expenses and net loss for the period ended March 31, 2006 totaled $1,320,000 and $1,451,000 respectively. Our operating expenses consisted primarily of payroll, labor, and consulting expenses of $1,179,000 and general and administrative expenses of $142,000.

In addition to our operating expenses we recognized an interest expense of $19,000, as well as a $124,000 loss on conversion of notes payable.

During the three months ended March 31, 2006, we converted six unsecured promissory notes and certain Third Party Advances totaling $1,073,000 together with $8,000 of accrued interest into 4,325,260 shares of our common stock with a fair value of $1,205,000 based on the quoted market price of our common stock, which resulted in a $124,000 loss on conversion of the notes payable.

Results of Operations, Period from Inception, April 27, 2005, to March 31, 2006
-------------------------------------------------------------------------------
Our revenues for the period from inception, April 27, 2005, to March 31, 2006 were $119,000 and costs of sales relating to these revenues were $96,000. Our operating expenses and net loss for the period from inception, April 27, 2005, to March 31, 2006 totaled $2,133,000 and $2,716,000 respectively. Our operating expenses consisted primarily of payroll, labor, and consulting expenses of $1,778,000 and general and administrative expenses of $355,000.

In addition to our operating expenses we recognized an interest expense of $455,000, primarily related to deferred debt issuance costs and imputed interest on the previously discussed notes payable as well as a $150,000 loss on conversion of notes payable.

During the period from inception, April 27, 2005, to March 31, 2006, we converted ten unsecured promissory notes and certain Third Party Advances totaling $1,238,000 together with $11,000 of accrued interest into 4,744,117 shares of our common stock with a fair value of $1,399,000 based on the quoted market price of our common stock, which resulted in a $150,000 loss on conversion of the notes payable.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2006 our current assets were $145,000 and current liabilities were $129,000, which caused a working capital surplus of $16,000.

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

The Galleria Note was secured by 18,889,210 shares of our common stock owned by individual shareholders. Should we default on the Galleria Note and Galleria foreclose on the pledged security, Galleria would become greater than a 50% shareholder of the Corporation and would have the power to elect the Board of Directors and determine our direction. At December 31, 2005, Galleria owned 7,450,000 shares or approximately 20% of our common stock. Effective January 1, 2006 certain of our shareholders purchased this obligation from Galleria for the outstanding principal balance amount of $375,000. Upon purchase of the obligation, these shareholders became the beneficiaries of 5,000,000 shares of our common stock held by Galleria. In addition, through the purchase of the Galleria Note, the security interest in 18,889,210 shares owned by individual shareholders was released by Galleria.

Due to the nature of this transaction we recorded the effects of the new agreement in our 2005 financial statements as if the transactions had occurred prior to December 31, 2005.

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

A complete listing of notes payable can be found in Note 8 to the accompanying interim financial statements.

Additionally, the Company has certain commitments which affect its liquidity and capital resources. A more complete discussion of the Company's commitments can be found in Note 9 to the accompanying interim financial statements.

In view of our recurring losses and our negative cash flow operations, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is a substantial doubt about our ability to continue as a going concern. Management believes that our major shareholders will continue to advance the capital required to meet our financial obligations. There is no assurance, however, that our shareholders will continue to advance capital to us or that our business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about our ability to continue as a going concern. The financial statements described in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Our  relevant  critical  accounting  policies  are  as  follows:

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

STOCK BASED COMPENSATION - On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's condensed consolidated statement of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

Changes  in  Internal  Controls  over  Financial  Reporting
-----------------------------------------------------------
During the three months ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended March 31, 2006, the Company converted 6 unsecured promissory notes and certain Third Party Advances totaling $1,073,138 together with $8,176 of accrued interest into 4,325,260 shares of our common stock with a fair value of $1,204,893 based on the quoted market price of the Company's common stock, which resulted in a $123,579 loss on conversion of the notes payable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit No.   Description
31.1          Section 302 Certification - Maurice Stone
32.1          Section 906 Certification - Maurice Stone

(b)    Reports on Form 8-K:

Intrepid filed a Current Report on Form 8-K on February 28, 2006 announcing the resignation of Thomas J Cloud, Jr. as the Company's President and as a member of the Board of Directors. In addition, the Company announced the resignation of Jonathan Gilchrist from the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Intrepid Holdings, Inc.



                               By:    /s/  Maurice R Stone
                                      -----------------------------
                                       Maurice R Stone
                                       Chairman & CEO
                                       (Principal Executive Officer and
                                       Principal Financial Officer)

Date:  May 15, 2006