Form 10QSB
period 2006-06-30
Intrepid Holdings, Inc.
filed 2006-08-14
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-QSB
                            ------------------------

[X]QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT  OF  1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
   EXCHANGE  ACT  OF  1934
               FOR THE TRANSITION PERIOD FROM ________TO _________

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

There were 46,772,275 shares of the registrant's common stock issued and outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format:
                                 Yes [ ] No [X]

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                        CONTENTS
                                                                        --------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

Consolidated  Balance  Sheet  as  of  June  30,  2006                    1  -  2

Consolidated  Statements  of  Operations
  for the three months ended June 30, 2006 and June 30, 2005, and for the six months ended June 30, 2006 and June 30, 2005, and
  for the period from Inception, April 27, 2005, to June 30, 2006              3

Consolidated  Statements  of  Changes  in  Stockholders'  Deficit
  for the period from Inception, April 27, 2005, to June 30, 2006              4

Consolidated  Statements  of  Cash  Flows
  for  the  six  months  ended  June  30,  2006 and  June 30, 2005, and
  for  the  period from  Inception,  April  27,  2005, to June 30, 2006    5 - 6

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)             7  -  17

ITEM  2  -  MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS         18  -  23

ITEM  3  -  CONTROLS  AND  PROCEDURES                                         24

PART  2  -  OTHER  INFORMATION

   ITEM  1A  -  RISK  FACTORS                                          25  -  31

   ITEM  2  -  CHANGES  IN  SECURITIES                                        32

   ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8K                           32

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

                                     ASSETS
                                     ------
                                                                   June 30, 2006
                                                                  --------------

CURRENT ASSETS
Cash                                                              $      178,364
Accounts receivable, less allowance for doubtful
  accounts of $992                                                        45,886
Inventory                                                                 26,530
Prepaid Expenses                                                           6,500
                                                                  --------------
Total Current Assets                                                     257,280
                                                                  --------------

OFFICE EQUIPMENT AND FURNISHINGS, Net                                     91,209
-------------------------------------                             --------------

OTHER ASSETS
------------
Intangible Property - Licenses                                           114,000
Deposits                                                                  12,632
                                                                  --------------
Total Other Assets                                                       126,632
                                                                  --------------

TOTAL ASSETS                                                      $      475,121
                                                                  ==============

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

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                   June 30, 2006
                                                                 ---------------
CURRENT LIABILITIES
-------------------
Accounts Payable                                                 $      132,847
Other Current Liabilities                                                46,541
Notes Payable to Stockholders                                           325,000
                                                                 ---------------
Total Current Liabilities                                               504,388
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT
----------------------
Preferred Stock, $.001 par value, 1 million shares
  authorized; no shares issued and outstanding                                -
Common Stock, $.001 par value, 100 million shares
  authorized; 46,772,275 shares issued and outstanding                   46,772
Additional paid-in capital                                            3,313,240
Deficit Accumulated During the Development Stage                     (3,389,279)
                                                                 ---------------

TOTAL STOCKHOLDERS' DEFICIT                                             (29,267)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      475,121
                                                                 ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             INTREPID HOLDINGS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                               -------------------------------------

                                                                                                                     Period from
                                                                                                                      Inception,
                                                       Three Months Ended                Six Months Ended          April 27, 2005 to
                                                 June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005   June 30, 2006
                                                ---------------  ---------------  ---------------  ---------------  -------------
REVENUES                                        $      159,440   $            -   $      238,736   $            -   $     278,115
--------                                        ---------------  ---------------  ---------------  ---------------  -------------

COST OF REVENUES                                       137,383                -          204,197                -         233,183
----------------                                ---------------  ---------------  ---------------  ---------------  -------------

GROSS PROFIT                                            22,057                -           34,539                -          44,932

EXPENSES
--------
Payroll, Contract Labor & Consultants                  512,508          214,000        1,691,082          214,000       2,303,758

Selling, general and administrative expenses           181,805           36,905          323,421           36,905         523,872
                                                ---------------  ---------------  ---------------  ---------------  -------------

OPERATING LOSS                                        (672,256)        (250,905)      (1,979,964)        (250,905)     (2,782,698)
                                                ---------------  ---------------  ---------------  ---------------  -------------

Interest expense                                        (1,262)               -          (20,575)               -         (56,191)
Loss on Conversion of Notes Payable                        (43)               -         (123,622)               -        (150,390)
Amortization of Deferred Debt Issuance                       -                -                -                -        (400,000)
                                                ---------------  ---------------  ---------------  ---------------  -------------

NET LOSS                                        $     (673,561)  $     (250,905)  $   (2,124,161)  $     (250,905)  $  (3,389,279)
                                                ===============  ===============  ===============  ===============  =============

NET LOSS PER SHARE:
-------------------

Common Stock:
-------------
Basic and Diluted Net Loss Per Share            $        (0.01)  $        (0.01)  $        (0.05)  $        (0.01)  $       (0.09)
                                                ===============  ===============  ===============  ===============  =============

Denominator for Basic and Diluted
Net Loss Per Share
  Weighted Average Number of
    Common Shares Outstanding                       45,810,000       36,760,000       43,050,000       36,760,000      39,530,000
                                                ===============  ===============  ===============  ===============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                            INTREPID HOLDINGS, INC.
                                                                                                                   AND SUBSIDIARIES
                                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                                        -----------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                              Common Stock     Additional   During the      Treasury       Total
                                                             -------------       Paid-In    Development      Stock     Stockholders'
                                                            Shares    Amount     Capital       Stage       Receivable     Deficit
                                                          ----------  -------  -----------  ------------  ------------  -----------
BALANCE, AT INCEPTION -- APRIL 27, 2005                   10,240,000  $10,240  $  (10,240)  $         -   $         -   $         -
                                                          ----------  -------  -----------  ------------  ------------  -----------

Adjustment for Costs Paid by Shareholder                          --       --       6,500            --            --         6,500
Option to Purchase Treasury Stock                                                                            (400,000)     (400,000)
Deferred Debt Issuance Costs                                      --       --     400,000            --            --       400,000
Effect of Recapitalization                                26,525,188   26,525     (26,525)           --            --             -
Interest Imputed on Non-Interest Bearing Notes Payable            --       --      26,884            --            --        26,884
Common Stock Issued for Purchase of Assets of                100,000      100      33,500            --            --        33,600
  One Stop Prescriptions
Common Stock Issued Upon Conversion of Notes Payable         418,857      419     193,892            --            --       194,311
  and Accrued Interest
Common Stock Issued for Consulting Services                  100,000      100      44,900            --            --        45,000
Cancellation of Option to Purchase Treasury Stock                 --       --    (400,000)           --       400,000             -
Net loss                                                          --       --          --    (1,265,118)           --    (1,265,118)
                                                          ----------  -------  -----------  ------------  ------------  -----------

BALANCE -- DECEMBER 31, 2005                              37,384,045  $37,384  $  268,911   $(1,265,118)           --   $  (958,823)
                                                          ----------  -------  -----------  ------------  ------------  -----------

Common Stock Issued for Consulting Services                2,288,166    2,288     621,795            --            --       624,083
Common Stock Issued for Compensation                         254,000      254     126,746            --            --       127,000
Common Stock Issued Upon Conversion of Current Liabilities   268,000      268     133,732            --            --       134,000
Common Stock Issued Upon Conversion of Notes Payable       2,768,596    2,769     689,380            --            --       692,149
Common Stock Issued Upon Conversion of Advances            1,556,664    1,556     387,609            --            --       389,165
  from Third Parties
Common Stock Issued Upon Exercise of Stock Options         1,000,000    1,000     228,025            --            --       229,025
Loss on Conversion of Notes & Advances Payable                    --       --     123,579            --            --       123,579
Expense of Stock Option Grants                                                    245,535                                   245,535
Interest Imputed on Non-Interest Bearing Notes Payable            --       --      15,060            --            --        15,060
Common Stock Issued for Consulting Services                  450,000      450     119,425            --            --       119,875
Common Stock Issued for Compensation                         174,000      174      50,646            --            --        50,820
Common Stock Issued Upon Conversion of Current Liabilities    28,804       29       7,172            --            --         7,201
Common Stock Issued Upon Exercise of Stock Options           600,000      600     141,800            --            --       142,400
Loss on Conversion of Notes & Advances Payable                    --       --          43                                        43
Expense of Stock Option Grants                                    --       --     153,782            --            --       153,782
Net loss                                                          --       --          --    (2,124,161)           --    (2,124,161)
                                                          ----------  -------  -----------  ------------  ------------  -----------

BALANCE -- JUNE 30, 2006                                  46,772,275  $46,772  $3,313,240   $(3,389,279)  $        --   $   (29,267)
                                                          ----------  -------  -----------  ------------  ------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                            INTREPID HOLDINGS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              -------------------------------------

                                                                                                    Period from
                                                                                                     Inception,
                                                                    Six Months Ended             April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES                         June 30, 2006      June 30, 2005      June 30, 2006
------------------------------------                       ------------------  ---------------  -------------------
 Net Loss                                                  $      (2,124,161)  $     (250,905)  $       (3,389,279)

Adjustments to reconcile net loss to net
    cash used in continuing operating activities:
   Loss on Disposal of Office Equipment                                1,284                -                1,284
   Interest Imputed on Non-Interest Bearing Notes Payable             15,060                -               41,944
   Costs Paid by Shareholder                                               -            6,500                6,500
   Interest Converted to Common Stock                                  2,974                -                5,516
   Depreciation and Amortization                                       8,629                -              409,866
   Loss on Conversion of Notes Payable                               123,622                -              150,390
   Stock Issued for Consulting Services                              743,958                -              743,958
   Compensatory Element of Stock Issuance                            577,137                -              622,137
   Stock Issued for Conversion of Current Liabilities                141,201                -              141,201
   Bad Debt Expense                                                   16,511                -               17,503
Changes in operating assets and liabilities:
   Accounts Receivable                                               (55,357)               -              (63,389)
   Inventories                                                       (15,652)               -              (26,530)
   Deposits                                                              (75)          (3,852)             (12,632)
   Prepaid Expenses                                                    9,211                -               (6,500)
   Accounts Payable                                                   79,760            8,672              132,847
   Other Current Liabilities                                         (55,940)           1,806               46,541
                                                           ------------------  ---------------  -------------------

NET CASH USED IN OPERATING ACTIVITIES                      $        (531,838)  $     (237,779)  $       (1,178,643)
                                                           ------------------  ---------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchases of Office Equipment                                     (38,980)          (2,500)             (48,733)
   Purchase of Intangible Assets                                     (64,000)               -              (84,000)
                                                           ------------------  ---------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                      $        (102,980)  $       (2,500)  $         (132,733)
                                                           ------------------  ---------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Exercise of Stock Options                                         371,425                -              371,425
   Proceeds from Third Party Advances                                109,973                -              109,973
   Note Proceeds                                                     300,000          275,196            1,063,140
   Note Principal Payments                                                 -          (25,000)             (54,798)
                                                           ------------------  ---------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  $         781,398   $      250,196   $        1,489,740
                                                           ------------------  ---------------  -------------------

NET INCREASE IN CASH                                                 146,580            9,917              178,364

CASH Beginning                                                        31,784                -                    -
----                                                       ------------------  ---------------  -------------------

CASH Ending                                                $         178,364   $        9,917   $          178,364
----                                                       ==================  ===============  ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     INTREPID HOLDINGS, INC.
                                                                                            AND SUBSIDIARIES
                                                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                                            ------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
                                                                                              Period from
                                                                                              Inception,
                                                               Six Months Ended            April 27, 2005 to
                                                        June 30, 2006    June 30, 2005      June 30, 2006
                                                      -----------------  --------------  -------------------
Cash paid for:
  Interest                                            $           1,262  $            -  $            3,489
                                                      =================  ==============  ===================
  Income Taxes                                        $               -  $            -  $                -
                                                      =================  ==============  ===================
Non-cash investing and financing activities:
  Note Payable for Option to Purchase Treasury Stock  $               -  $      400,000  $          400,000
                                                      =================  ==============  ===================
  Debt and Interest Converted to Common Stock         $       1,081,316  $            -  $        1,246,316
                                                      =================  ==============  ===================
  Common Stock Issued for Acquisition of Assets       $               -  $            -  $           33,600
                                                      =================  ==============  ===================
  Capitalization of Deferred Debt Issuance Costs      $               -  $            -  $         (400,000)
                                                      =================  ==============  ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
                         -------------------------------------------------------

NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Intrepid Holdings, Inc. and Subsidiaries ("we", "us", "Company" or "Intrepid") annual report on Form 10-KSB for the period from inception, April 27, 2005, to December 31, 2005.

In the opinion of Intrepid's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid's financial position as of June 30, 2006 and the result of operations and cash flows for the period from inception, April 27, 2005, to June 30, 2006 have been included.

The results of operations for the three and six months ended June 30, 2006 and for the period from inception, April 27, 2005, to June 30, 2006 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2006.

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


NOTE  3  -  Management  Plans  and  Going  Concern
            --------------------------------------

The Company sustained a substantial operating loss of $674,000 during the three months ended June 30, 2006, and as of June 30, 2006, had a deficit accumulated during the development stage of $3,389,000. In addition, the Company has negative cash flows from operations of $532,000 during the six months ended June 30, 2006.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is a holding company that recently acquired contractual rights to provide pharmacy fulfillment, technical, and marketing services to vendors of medical software and web services being marketed to medical professionals in the United States. The RxFS subsidiary operates a working pharmacy which is licensed in twenty states and began actively filling prescriptions in September 2005. In addition, the Company is exploring other opportunities that management feels may fit within the structure of the Company. The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses, as the Company executes its business plan it is incurring expenses related to complying with its public reporting requirements. In order to finance these expenditures, the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below. The Company has depended on shareholder loans for much of its operating capital. The Company will need to raise capital in the next twelve months in order to remain in business.

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

Management has plans to address the Company's financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company's business plan. Management believes that certain shareholders will continue to advance the capital required to meet the Company's financial obligations. There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern.

In the long term, management believes that the Company's previously announced projects and initiatives will be successful and will provide significant profit to the Company which will used to finance the Company's future growth. However, there can be no assurances that the Company's planned activities will be successful, or that the Company will ultimately attain profitability. The Company's long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


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

OFFICE EQUIPMENT AND FURNISHINGS - Office equipment and furnishings are stated at cost. Depreciation is provided over the estimated useful lives of three to seven years using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations. At June 30, 2006, the cost of office equipment and furnishings is $100,710 and accumulated depreciation is $9,501.

INTANGIBLE ASSETS - Intangible assets consist of various licenses, some of which are deemed to have indefinite useful lives with the remainder having useful lives of 5 years, which are utilized to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

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

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. Collateral is generally not required for credit granted. The Company provides allowances for potential credit losses when necessary. There is a $992 allowance for doubtful accounts at June 30, 2006.

LONG-LIVED ASSETS - The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company does not believe that any long-lived assets are impaired at June 30, 2006, based on the estimated future cash flows of the Company.

INCOME TAXES - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. As of June 30, 2006 the Company did not have any common equivalent shares.

REVENUE RECOGNITION - At this time the Company derives revenues principally from its pharmacy business. In general, the Company collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the product has been accepted by the customer.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the six months ended June 30, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) related to non-employee stock options was $399,318 for the six months ended June 30, 2006.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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
                                              ============


NOTE 6 - Office Equipment and Furnishings
         --------------------------------

Office  equipment  and  furnishings  consist  of the following at June 30, 2006:

                        Est.  Acquisition   Accumulated      Net
                        Life    Value       Depreciation    Value
                       ------ -----------  -------------  --------
Computers               3 Yrs  $  7,440     $   (1,315)    $ 6,125
Office Equipment        5 Yrs    28,491         (3,094)     25,397
Furnishings & Fixtures  5 Yrs    51,933         (4,327)     47,606
Leasehold Improvements  7 Yrs    12,846           (765)     12,081
                              -----------  -------------  --------
Total                          $100,710     $   (9,501)    $91,209
                              ===========  =============  ========

NOTE  7  -  Other  Current  Liabilities
            ---------------------------

Other  current  liabilities  at  June  30,  2006  consist  of  the  following:

     Deferred  Rent  Payable     $   39,117
     Other                            7,424
                               ------------
     Total                       $   46,541
                               ============

NOTE 8 - Notes Payable
         -------------

Notes Payable at June 30, 2006 consists of $25,000 payable to Maurice Stone, Chairman and Chief Executive Officer of the Company, and $300,000 payable to a shareholder of the Company. The Note to Mr. Stone bears no interest and is callable at any time. The $300,000 note to a shareholder bears interest at 10% per annum and is due and payable on or before September 19, 2006.

During the six months ended June 30, 2006, the Company converted seven unsecured promissory notes, certain Third Party Advances, and current liabilities totaling $1,080,000 together with $8,000 of accrued interest into 4,354,064 shares of its common stock with a fair value of $1,212,000 based on the quoted market price of its common stock on the respective date of conversion, which resulted in a $124,000 loss on conversion of the notes payable.

NOTE 9 - Commitments
         -----------

On April 27, 2005, the Company entered into a consulting agreement for services related to strategic planning and business development with American Enterprise Development Corporation (AEDC), a Houston, Texas based business development company. The Company agreed to pay $3,000 per month for eighteen months beginning May 1, 2005 and to accrue the amount of this consulting fee until the Company obtains sufficient operating capital to pay it. As of June, 2006 the Company accrued $12,000 in accounts payable under the AEDC agreement.

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. "Butch" Woolfolk. In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC. During the six months ended June 30, 2006 the Company issued 111,000 shares of its common stock with a fair value of $48,400 based on the quoted closing market price of the Company's common stock on the respective date of issuance to Mr. Woolfolk under its 2005 Stock Plan. A complete description of the Company's Stock Plan can be found under Note 10 below.

NOTE 10 - Stockholders' Equity
          --------------------

Stock  Option  Plan
-------------------
Effective October 15, 2005 the Company's Board of Directors adopted the "2005 Stock Plan for Directors, Officers, and Consultants" ("the Stock Plan"), subject to approval by the Company's stockholders within 12 months of the date of adoption. On April 24, 2006 the Company filed an amended Stock Plan which increased the authorized shares for issuance under the plan from 3,000,000 to 5,000,000. The purpose of the Stock Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

On January 18, 2006, the Company entered into two consulting agreements for services and issued 932,000 shares of Restricted Common Stock and 1,148,000 shares under the Stock Plan for services rendered valued at $.25 per share or $520,000 based on the quoted market price of the Company's common stock on the date of issuance.

During the six months ended June 30, 2006 the Company issued 1,354,166 shares under the Stock Plan to employees and consultants for services rendered valued at $535,778 based on the quoted market price of the Company's common stock on the respective date of issuance.

In addition, during the six months ended June 30, 2006, pursuant to the Stock Plan, certain consultants have exercised options granted to purchase common stock directly from the Company. The Company received $371,400 from the exercise of options to purchase 1,600,000 shares of common stock valued at an average of $.232 based on the quoted market price of the Company's common stock on the grant date of the underlying options.

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2006 was $0.256 per share using the Black-Scholes model with the following assumptions:

     Expected volatility          251%
     Risk-free interest rate      5.0%
     Expected dividends           0.0%
     Expected life             3 years

Based on the Company's limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted during the six months ended June 30, 2006 was $399,317.

NOTE 11 - Major Supplier
          --------------

McKesson Corporation is the Company's main pharmaceutical and durable medical equipment supplier, supplying more than 80% of the pharmaceuticals sold through the Company's pharmacy.


NOTE 12 - Related Party Transactions
          --------------------------

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

On May 1, 2006 Intrepid Systems, Inc., a wholly-owned subsidiary of the Company, entered into software license with VMRx relating to specialized clinical management software to be utilized by the Company's Healthy Access, Inc. subsidiary. The purchase price for the software license was $64,000 and was negotiated solely by Toney Means, President of Intrepid Systems, Inc. without the involvement of Mr. Stone. Management believes the cost of the license from VMRx is consistent with industry pricing for similar software licenses.

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

One potential source of revenue for us is related to new Federal Medicare regulations which require that Medicare prescriptions be generated electronically. These regulations took effect in January 2006 and are required to be fully implemented by 2009. We have formed a strategic partnership with VipMedRx, Inc., (VMRx), which provides e-prescription software to doctors. The VMRx software package provides drug cross-checking, access to patient records and the ability for a patient to request that his or her medicine be delivered to the home or office. When the patient requests home or office delivery, RxFS will be offered as the preferred pharmacy. Upon receipt of an order, we will fill  the  prescription  and  deliver  it  to  the  patient.

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

Results of Operations, Three Months Ended June 30, 2006 versus June 30, 2005
----------------------------------------------------------------------------
Our revenues for the three months ended June 30, 2006 were $159,000 and costs of sales relating to these revenues were $137,000, versus no revenues or costs of sales for the three months ended June 30, 2005. The increase in revenue and costs of good sold is primarily due to the startup of our pharmacy business in the 3rd quarter, 2005.

Our operating expenses and net loss for the three months ended June 30, 2006 totaled $694,000 and $674,000 respectively, versus $251,000 and $251,000 for the three months ended June 30, 2005. Our operating expenses for the three month periods ending June 30, 2006 and 2005 consisted primarily of payroll, labor, and consulting expenses of $513,000 and $214,000 respectively as well as general and administrative expenses of $182,000 and $37,000 respectively.

During the three months ended June 30, 2006, the Company converted a current liability of $7,201 into 28,804 shares of our common stock with a fair value of $7,244 based on the quoted closing market price of the Company's common stock on the respective date of conversion, which resulted in a $43 loss on conversion of the current liability.

Results of Operations, Six Months Ended June 30, 2006 versus June 30, 2005
--------------------------------------------------------------------------
Our revenues for the six months ended June 30, 2006 were $239,000 and costs of sales relating to these revenues were $204,000, versus no revenues or costs of sales for the six months ended June 30, 2005. The increase in revenue and costs of good sold is primarily due to the startup of our pharmacy business in the 3rd quarter, 2005.

Our operating expenses and net loss for the six months ended June 30, 2006 totaled $2,015,000 and $2,124,000 respectively, versus $251,000 and $251,000 for the six months ended June 30, 2005. Our operating expenses for the six month periods ending June 30, 2006 and 2005 consisted primarily of payroll, labor, and consulting expenses of $1,691,000 and $214,000 respectively as well as general and administrative expenses of $323,000 and $37,000 respectively.

In addition to our operating expenses, during the six months ended June 30, 2006 we recognized an interest expense of $21,000, as well as a $124,000 loss on conversion of notes payable. There were no such additional expenses during the six months ended June 30, 2005.

During the six months ended June 30, 2006, we converted seven unsecured promissory notes, certain Third Party Advances, and current liabilities totaling $1,080,000 together with $8,000 of accrued interest into 4,354,064 shares of our common stock with a fair value of $1,212,000 based on the quoted market price of our common stock, which resulted in a $124,000 loss on conversion of the notes payable.

Results of Operations, Period from Inception, April 27, 2005, to June 30, 2006
------------------------------------------------------------------------------
Our revenues for the period from inception, April 27, 2005, to June 30, 2006 were $278,000 and costs of sales relating to these revenues were $233,000. Our operating expenses and net loss for the period from inception, April 27, 2005, to March 31, 2006 totaled $2,828,000 and $3,389,000 respectively. Our operating expenses consisted primarily of payroll, labor, and consulting expenses of $2,304,000 and general and administrative expenses of $524,000.

In addition to our operating expenses we recognized an interest expense of $456,000, primarily related to deferred debt issuance costs and imputed interest on the previously discussed notes payable as well as a $150,000 loss on conversion of notes payable.

During the period from inception, April 27, 2005, to June 30, 2006, we converted eleven unsecured promissory notes, certain Third Party Advances, and current liabilities totaling $1,245,000 together with $11,000 of accrued interest into 4,772,921 shares of our common stock with a fair value of $1,406,000 based on the quoted market price of our common stock, which resulted in a $150,000 loss on conversion of the notes payable.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2006 our current assets were $257,000 and current liabilities were $504,000, which caused a working capital deficiency of $247,000.

Additionally, the Company has certain commitments which affect its liquidity and capital resources. A more complete discussion of the Company's commitments can be found in Note 9 to the accompanying interim financial statements.

In view of our recurring losses and our negative cash flow from operations, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is a substantial doubt about our ability to continue as a going concern. Management believes that our major shareholders will continue to advance the capital required to meet our financial obligations. There is no assurance, however, that our shareholders will continue to advance capital to us or that our business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about our ability to continue as a going concern. The financial statements described in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes  in  Internal  Controls  over  Financial  Reporting
-----------------------------------------------------------
During the three months ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1A - RISK FACTORS

FACTORS  THAT  MAY  IMPACT  OUR  BUSINESS

We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. Following we discuss the factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS AND THE MERITS OF INVESTING IN OUR COMMON STOCK.

We have only recently entered the mail order, central fill and electronic prescription business as a pharmacy company and have only a very limited history of operations upon which you can evaluate our business. We are wholly dependent on continued financing from our existing shareholders and other non-related entities to sustain our operations and to carry out our business strategy. There can be no assurance that we will achieve our business objectives or that our proposed plan of business can be developed in the manner contemplated. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in new and developing markets. We may not successfully address these risks, and our business strategy may not prove successful. If not, investors may lose all or substantially all of their investment.

WE RECORDED ONLY $278,115 IN REVENUES SINCE OUR INCEPTION, WE HAVE A LARGE ACCUMULATED DEFICIT OF $3.4 MILLION, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Since the inception of our operations, as currently constituted, through June 30, 2006, we have recorded only $278,115 in revenues. As a result, we will need to significantly increase the revenues we receive from sales of our services in order to achieve profitability. Since the inception of our operations, as currently constituted, we have incurred substantial losses in funding the growth of our organizational resources and other activities. As of June 30, 2006, we had an accumulated deficit of $3.4 million.

We expect that our expenses will continue to increase significantly as we, among other things:

     -    increase  deployment  of  our mail-order and clinic pharmacy services;
     -    launch  mini-clinics  for  episodic  care;
     - increase our infrastructure and headcount in order to support our anticipated growth; and
     -    expand  our  national  marketing,  advertising  and  sales activities.

We may not generate a sufficient level of revenues to offset these expenditures, and we may be unable to adjust spending in a timely manner to respond to any failure to increase our revenues. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

WE EXPECT OUR FUTURE FINANCIAL RESULTS TO FLUCTUATE SIGNIFICANTLY, AND A FAILURE TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY MAY DISAPPOINT INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

Because of our limited operating history, we do not have meaningful historical information to predict demand for our services, and trends that may emerge, in our target markets. Moreover, because most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels in any particular period. As a result, it is likely that in some future quarters or years, our operating results will fall well below the expectations of investors, causing our share price to decline. Furthermore, we expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our service offerings in our target markets. Our revenues, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

     - market acceptance of our recently launched services, sales and marketing efforts and pricing changes by our competitors;
     - number of prescriptions filled by us through key relationships with parties such Agelity and AmeriPlan;
     -    level  of  long-term  demand  for electronic prescription fulfillment;
     - level of demand and revenue generated by each of our proposed mini health clinics;
     - amount and timing of expenditures needed to open our proposed mini health clinics;
     - number of new contracts we obtain to provide pharmacy benefits management services, and our relative performance under each such contract;
     - our ability to expand our operations, and amount and timing of related expenditures;
     - our ability to successfully expand our national marketing, advertising and sales activities;
     - our ability to successfully recruit, hire and retain key employees, especially nurses to work in our mini health clinics; and
     -    general economic conditions affecting our industry.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE FUTURE GROWTH EFFECTIVELY.

Our strategy calls for our business to grow significantly in the years ahead. Our ability to sustain continued growth depends on our ability to identify and evaluate, and our ability to finance and invest in, future pharmacy industry opportunities that arise in the market place. Accomplishing such a result is largely a function of our management's ability to stay focused and alerted to movements and legislation within the pharmacy and related industries. Any failure to manage effectively our future growth could have a material adverse effect on our business, financial condition and results of operations.

WE RELY, AND WILL CONTINUE TO RELY, HEAVILY ON KEY RELATIONSHIPS WITH THIRD-PARTIES TO ACHIEVE OUR BUSINESS OBJECTIVES; THE FAILURE TO MAINTAIN THESE RELATIONSHIPS OR THE FAILURE TO PRODUCE THE ANTICIPATED RESULTS FROM ANY OF THESE RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In order to better market our services and implement our existing agreements, we are collaborating with companies and organizations such as McKesson, Wal-Mart, Agelity, the National Black Chamber of Commerce and VipMedRx. The failure to maintain these relationships or to produce the anticipated results under the current agreements with any of these parties could have a material adverse impact on our business, financial condition and results of operations. For instance, we are counting on McKesson and Wal-Mart to assist us in bidding on large governmental and commercial contracts as they come up for renewal, and if either McKesson or Wal-Mart choose not to assist us in these efforts, our ability to bid on and win such contracts will be severely impaired.

WE CURRENTLY RELY ON MCKESSON TO SUPPLY US WITH ALMOST ALL OF OUR PHARMACEUTICAL PRODUCTS FOR PRESCRIPTIONS THAT WE FILL; IF MCKESSON IS UNABLE OR UNWILLING TO SUPPLY US WITH PHARMACEUTICAL PRODUCTS AT THE DESIRED PRICE AND QUANTITY, OR IF OUR RELATIONSHIP WITH MCKESSON WERE TO COME AN END FOR ANY REASON, THERE COULD BE A MATERIAL ADVERSE IMPACT ON OUR REVENUES, PROFITABILITY AND STOCK PRICE.

McKesson is the nation's leading healthcare services company. We currently have an agreement with McKesson that we will first use it to purchase all pharmaceutical products that we would otherwise purchase from pharmaceutical distributors. Our reliance on a single third-party supplier of our pharmaceutical products exposes us to the following significant risks outside of our control:

      -     increase  in  costs  of  our  pharmaceutical  supplies;
      -     maintenance  of  adequate  inventory  control;  and
      - interruptions, delays or other problems with the receipt of pharmaceutical supplies.

We entered into our agreement with McKesson in July 2005. As a result, we have not had significant working experience with McKesson and therefore cannot predict whether McKesson will be able to satisfy our demands for pharmaceutical products at acceptable prices and quantities. If McKesson is unable or unwilling to meet our requirements, we may be unable to cost effectively provide services to our customers which could have a material adverse impact on our revenues, profits and stock price.

WE HAVE NO PRIOR EXPERIENCE IN OPENING OR OPERATING HEALTH CLINICS LOCATED INSIDE THE STORES OF MASS MERCHANDISE AND GROCERY RETAILERS; AND GIVEN THAT THIS BUSINESS MODEL IS RELATIVELY NEW IN THE INDUSTRY, THERE IS LITTLE TO NO HISTORICAL MARKET DATA SHOWING THAT THIS MODEL CAN BE SUCCESSFUL.

An absolutely critical component of our business strategy calls for us to launch mini health clinics that will be located inside the stores of established mass merchandise and grocery retailers. We recently signed a letter of intent with Wal-Mart whereby we will operate mini health clinics in Wal-Mart stores. We have no prior experience in opening or operating such clinics, and there can be no assurance that these clinics will be successful. Moreover, there can be no assurance that we will be able to open any additional clinics with Wal-Mart or with anyone else. If the mini health clinic component of our business strategy is unsuccessful, our business, financial condition and results of operations will be severely impaired.

WE RELY, AND WILL CONTINUE TO RELY, HEAVILY ON MAIL ORDER PRESCRIPTION AGREEMENTS WITH SUCH COMPANIES AS AGILITY AND AMERIPLAN TO INCREASE THE NUMBER OF PRESCRIPTIONS FILLED BY US ON A DAILY AND MONTHLY BASIS; IF THESE AGREEMENTS DO NOT RESULT IN A SIGNIFICANT INCREASE IN THE NUMBER OF PRESCRIPTIONS OR IF ANY OF THESE AGREEMENTS ARE TERMINATED, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE SEVERELY IMPAIRED.

The projected revenues from our mail order prescription agreements with companies such as Agility and AmeriPlan account for almost 15% of our anticipated revenues for the next 12 months. Therefore, if these agreements do not result in a significant increase in the number of prescriptions filled by us, our business, financial condition and results of operations will be severely impaired. There can be no assurance that these agreements will result in a significant increase in the number of prescriptions. We have not had significant working experience with these agreements and therefore cannot predict with any degree of certainty the amount of revenues that will be derived from these agreements. Moreover, most of these agreements allow either party to terminate the agreements, with or without cause, upon prior written notice. For instance, the agreement with Agility provides that either party may terminate the agreement, with or without cause, upon thirty (30) days written notice to the other party. Therefore, there is a substantial risk that any of these agreements could be terminated at anytime.

WE OPERATE IN A COMPETITIVE MARKET FOR PRESCRIPTION FULFILLMENT AND FACE COMPETITORS WITH GREATER RESOURCES, WHICH MAY MAKE IT MORE DIFFICULT FOR US TO ACHIEVE ANY SIGNIFICANT MARKET PENETRATION.

The markets that we serve, and intend to serve, are rapidly evolving and competition in each is intense and is expected to increase significantly in the future. Most of the companies that we compete against have built large and established businesses and have much greater financial and human resources. Some of these competitors include: Omnicare, PharMerica, NeighborCare, Kindred Pharmacy Services, WalGreens, CVS, Express Scripts, Medco, Caremark and National Medical Health Card. While we believe that we are positioned well within our targeted markets, the Company's relative position in the overall industry is small. There can be no assurance that we will be able to similarly build such successful businesses or offer services that are competitive with our competitor's service offerings. Because most of our competitors have substantially greater resources than we do, they may, among other things, be able to undertake more aggressive marketing and pricing strategies, obtain more favorable pricing from vendors and make more attractive offers to strategic partners than we can. Therefore, we may not be able to successfully compete against numerous companies in our target markets.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL KEY PERSONNEL, WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS STRATEGY OR PURSUE NEW OPPORTUNITIES.

Our future success depends in large part upon attracting and retaining key sales, marketing and senior management personnel. The loss of the services of any of our key employees, particularly if lost to competitors, may significantly delay or prevent the achievement of our business objectives and may adversely affect our strategic direction. In particular, the services of Maurice Stone, our chairman and chief executive officer, and Toney Means, president of Rx Fulfillment Services would be difficult to replace. Mr. Means is the Chairman of the National Black Chamber of Commerce's Healthcare Working Group, and we believe that Rx Fulfillment will be selected to provide the pharmacy benefit management for the NBCC healthcare program covering more than 275,000 members. Our employees may terminate their employment with us at any time. In addition, we do not maintain key person life insurance for any of our personnel. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified and skilled personnel. Due, in part, to the upturn in the economy, there are a limited number of qualified sales, marketing and senior management personnel and there is significant competition for these personnel. We may be unable to attract and retain personnel with the qualifications necessary for the further development of our business. If we fail to attract and retain personnel, particularly management and pharmacy and nursing personnel, we may not be able to execute on our business plan.

CHANGES IN THE UNITED STATES HEALTHCARE ENVIRONMENT COULD HAVE A MATERIAL NEGATIVE IMPACT ON OUR REVENUES AND NET INCOME.

Our current and planned services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care and cuts in Medicare and Medicaid reimbursement levels. We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare participants to greatly reduce the amount of our services they purchase or the price they are willing to pay for our services.

CHANGES IN LAWS OR REGULATIONS THAT GOVERN US COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS.

We are regulated by the Drug Enforcement Agency, various State Boards of Pharmacy and the Securities and Exchange Commission. Changes in the laws or regulations that govern us may significantly affect our business. These laws and regulations may be changed from time to time, and interpretations of the relevant laws and regulations are also subject to change. For instance, we are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting the Medicare, Medicaid and other government healthcare programs. Furthermore, our relationships with pharmaceutical distributors and healthcare providers subject our business to laws and regulations on fraud and abuse. Many of the regulations applicable to us are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

NEW AND POTENTIAL FEDERAL REGULATIONS RELATING TO PATIENT CONFIDENTIALITY AND FORMAT AND DATA CONTENT STANDARDS COULD IMPOSE SIGNIFICANT UNFORESEEN LIABILITIES ON US.

State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and will require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. For instance, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. The evolving HIPAA-related laws or regulations could restrict the ability of for us to obtain, use or disseminate patient information. Additionally, we may need to expend additional capital and other resources to develop and maintain policies, procedures and general business practices to address evolving data security and privacy issues. Our failure to consistently comply with these laws and regulations could result in significant liability to the Company.

INVESTORS  MAY  HAVE  A  DIFFICULT  TIME  RESELLING  OUR  COMMON  STOCK.

Our Common Stock is thinly traded on the O-T-C Bulletin Board Market under the symbol "ITPD.OB." There can be no assurance that a more active market will develop for our Common Stock. Thus, investors may not be able to resell our Common Stock at the particular times or prices desired, if at all.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING MANAGEMENT, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our management, directors and principal stockholders beneficially own, in total, approximately 28% of our outstanding Common Stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. They could disproportionately influence the management of our business and affairs. This concentration of control could disadvantage other stockholders with interests different from those of our management, directors and principal stockholders. For example, our management, directors and principal stockholders may be able to delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS COULD DETER TAKEOVER ATTEMPTS.

Our articles of incorporation, bylaws and Nevada law contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may negatively impact the price of our stock and may discourage third-party bids. These provisions may reduce any premiums over market price paid to our stockholders for their shares of our stock. Furthermore, we are subject to provisions that govern business combinations with interested stockholders that also could have the effect of delaying or preventing a change in control.

WE  DO  NOT  INTEND  TO  PAY  DIVIDENDS  ON  OUR  COMMON  STOCK.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended June 30, 2006, the Company converted a current liability of $7,210 into 28,804 shares of our common stock with a fair value of $7,244 based on the quoted closing market price of the Company's common stock on the respective date of conversion, which resulted in a $43 loss on conversion of the current liability.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit No.                   Description
       31.1          Section 302 Certification - Maurice Stone
       32.1          Section 906 Certification - Maurice Stone

 (b)    Reports on Form 8-K:

Intrepid filed a Current Report on Form 8-K on April 4, 2006 announcing the election of Monice Hagler-Tate to the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Intrepid Holdings, Inc.



                               By:    /s/  Maurice R Stone
                                      -----------------------------
                                      Maurice R Stone
                                      Chairman & CEO
                                      (Principal Executive Officer and
                                      Principal Financial Officer)
Date:  August 14, 2006