Form 10QSB
period 2006-09-30
Intrepid Holdings, Inc.
filed 2006-11-14
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -----------
                                  FORM 10-QSB
                                  -----------

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

There were 48,895,375 shares of the registrant's common stock issued and outstanding as of October 31, 2006.

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

Consolidated  Balance  Sheet  as  of  September  30,  2006             F-1 - F-2

Consolidated  Statements  of  Operations
 for the three months ended September 30, 2006 and September 30, 2005, and for the nine months ended September 30, 2006 and September 30, 2005, and
 for the period from Inception, April 27, 2005, to September 30, 2006        F-3

Consolidated  Statements  of  Changes  in  Stockholders'  Deficit
 for  the  period  from  Inception, April 27, 2005, to September 30, 2006    F-4

Consolidated  Statements  of  Cash  Flows
 for the nine months ended September 30, 2006 and September 30, 2005, and
 for the period from Inception, April 27, 2005, to September 30, 2006   F-5 -F-6

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)               7 - 16

ITEM  2  -  MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS           17 - 22

ITEM  3  -  CONTROLS  AND  PROCEDURES                                         23

PART  2  -  OTHER  INFORMATION

 ITEM  1A - RISK  FACTORS                                                     24

 ITEM  2  - CHANGES  IN  SECURITIES                                           31

 ITEM  6  - EXHIBITS  AND  REPORTS  ON  FORM  8K                              31

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                  September 30, 2006
                                                  -------------------
CURRENT ASSETS
Cash                                              $             7,748
Accounts receivable, less allowance for doubtful
  accounts of $954                                             45,986
Inventory                                                      31,378
Prepaid Expenses                                                  200
                                                  -------------------
Total Current Assets                                           85,312
                                                  -------------------

OFFICE EQUIPMENT AND FURNISHINGS, Net                         115,793
-------------------------------------             -------------------

OTHER ASSETS
------------
Intangible Property - Licenses                                114,000
Deposits                                                       12,632
                                                  -------------------
Total Other Assets                                            126,632
                                                  -------------------

TOTAL ASSETS                                      $           327,737
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


                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                         September 30, 2006
                                                        --------------------
CURRENT LIABILITIES
-------------------
Accounts Payable                                        $           270,247
Other Current Liabilities                                            46,664
Notes Payable to Stockholders                                       325,000
Advances From Third Parties                                         135,000
                                                        --------------------
Total Current Liabilities                                           776,911
                                                        --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT
----------------------
Preferred Stock, $.001 par value, 1 million shares
  authorized; no shares issued and outstanding                            -
Common Stock, $.001 par value, 100 million shares
  authorized; 48,275,175 shares issued and outstanding               48,275
Additional paid-in capital                                        3,750,084
Deficit Accumulated During the Development Stage                 (4,247,533)
                                                        --------------------

TOTAL STOCKHOLDERS' DEFICIT                                        (449,174)
                                                        --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $           327,737
                                                        ====================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             INTREPID HOLDINGS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                                                                  Inception,
                                                       Three Months Ended                Six Months Ended      April 27, 2005 to
                                              September 30,      September 30,   September 30,  September 30,   September 30,
                                                  2006              2005            2006            2005            2006
                                             ---------------  ---------------  ---------------  ---------------  -------------
REVENUES                                     $      176,781   $        2,529   $      415,516   $        2,529   $     454,895
--------                                     ---------------  ---------------  ---------------  ---------------  -------------

COST OF REVENUES                                    152,857            1,851          357,054            1,851         386,040
----------------                             ---------------  ---------------  ---------------  ---------------  -------------

GROSS PROFIT                                         23,924              678           58,462              678          68,855

EXPENSES
--------
Payroll, Contract Labor & Consultants               605,617          111,458        2,296,700          333,777       2,909,375
Selling, general and administrative expenses        218,346           79,379          541,720          107,965         742,172
                                             ---------------  ---------------  ---------------  ---------------  -------------
OPERATING LOSS                                     (800,039)        (190,159)      (2,779,958)        (441,064)     (3,582,692)
                                             ---------------  ---------------  ---------------  ---------------  -------------

Interest expense                                     (9,028)         (80,033)         (29,603)         (80,033)        (65,219)
Loss on Issuance of Common Stock                    (49,232)         (26,768)        (172,854)         (26,768)       (199,622)
Amortization of Deferred Debt Issuance                    -                -                -                -        (400,000)
                                             ---------------  ---------------  ---------------  ---------------  -------------

NET LOSS                                     $     (858,299)  $     (296,960)  $   (2,982,415)  $     (547,865)  $  (4,247,533)
                                             ===============  ===============  ===============  ===============  =============

NET LOSS PER SHARE:
-------------------

Common Stock:
-------------
Basic and Diluted Net Loss Per Share         $        (0.02)  $        (0.01)  $        (0.07)  $        (0.01)  $       (0.10)
                                             ===============  ===============  ===============  ===============  =============

Denominator for Basic and Diluted
Net Loss Per Share
  Weighted Average Number of
    Common Shares Outstanding                    47,300,000       36,820,000       44,490,000       36,800,000      40,900,000
                                             ===============  ===============  ===============  ===============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             INTREPID HOLDINGS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                                 Additional   During the     Treasury      Total
                                                                Common Stock       Paid-In    Development     Stock    Stockholders'
                                                              Shares    Amount     Capital       Stage       Receivable   Deficit
                                                            ----------  -------  -----------  ------------  ------------ -----------
BALANCE, AT INCEPTION -- APRIL 27, 2005                     10,240,000  $10,240  $  (10,240)  $         -   $         -  $        -
                                                            ----------  -------  -----------  ------------  ------------ -----------

Adjustment for Costs Paid by Shareholder                            --       --       6,500            --            --       6,500
Option to Purchase Treasury Stock                                                                              (400,000)   (400,000)
Deferred Debt Issuance Costs                                        --       --     400,000            --            --     400,000
Effect of Recapitalization                                  26,525,188   26,525     (26,525)           --            --           -
Interest Imputed on Non-Interest Bearing Notes Payable              --       --      26,884            --            --      26,884
Common Stock Issued for Purchase of Assets of                  100,000      100      33,500            --            --      33,600
  One Stop Prescriptions
Common Stock Issued Upon Conversion of Notes Payable           418,857      419     193,892            --            --     194,311
  and Accrued Interest
Common Stock Issued for Consulting Services                    100,000      100      44,900            --            --      45,000
Cancellation of Option to Purchase Treasury Stock                   --       --    (400,000)           --       400,000           -
Net loss                                                            --       --          --    (1,265,118)           --  (1,265,118)
                                                            ----------  -------  -----------  ------------  ------------  ----------

BALANCE -- DECEMBER 31, 2005                                37,384,045  $37,384  $  268,911   $(1,265,118)           --  $ (958,823)
                                                            ----------  -------  -----------  ------------  ------------  ----------

Common Stock Issued for Consulting Services                  2,288,166    2,288     621,795            --            --     624,083
Common Stock Issued for Compensation                           254,000      254     126,746            --            --     127,000
Common Stock Issued Upon Conversion of Current Liabilities     268,000      268     133,732            --            --     134,000
Common Stock Issued Upon Conversion of Notes Payable         2,768,596    2,769     689,380            --            --     692,149
Common Stock Issued Upon Conversion of Advances              1,556,664    1,556     387,609            --            --     389,165
  from Third Parties
Common Stock Issued Upon Exercise of Stock Options           1,000,000    1,000     228,025            --            --     229,025
Loss on Conversion of Notes & Advances Payable                      --       --     123,579            --            --     123,579
Expense of Stock Option Grants                                                      245,535                                 245,535
Interest Imputed on Non-Interest Bearing Notes Payable              --       --      15,060            --            --      15,060
Common Stock Issued for Consulting Services                    450,000      450     119,425            --            --     119,875
Common Stock Issued for Compensation                           174,000      174      50,646            --            --      50,820
Common Stock Issued Upon Conversion of Current Liabilities      28,804       29       7,172            --            --       7,201
Common Stock Issued Upon Exercise of Stock Options             600,000      600     141,800            --            --     142,400
Loss on Conversion of Notes & Advances Payable                      --       --          43                                      43
Expense of Stock Option Grants                                      --       --     153,782            --            --     153,782
Common Stock Issued for Consulting Services                    792,000      792     207,818            --            --     208,610
Common Stock Issued for Compensation                            59,000       59      17,471            --            --      17,530
Common Stock Issued for Cash                                   651,900      652     162,323            --            --     162,975
Loss on Issuance of Common Stock                                    --       --      49,232            --            --      49,232
Net loss                                                            --       --          --    (2,982,415)           --  (2,982,415)
                                                            ----------  -------  -----------  ------------  ------------  ----------

BALANCE -- SEPTEMBER 30, 2006                               48,275,175  $48,275  $3,750,084   $(4,247,533)  $        --  $ (449,174)
                                                            ----------  -------  -----------  ------------  ------------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             INTREPID HOLDINGS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                                                                 Inception,
                                                                              Nine Months Ended               April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES                            September 30, 2006    September 30, 2005      September 30, 2006
------------------------------------                            ------------------    ------------------      ------------------

 Net Loss                                                      $        (2,982,415)  $          (547,865)     $      (4,247,533)

Adjustments to reconcile net loss to net
   cash used in operating activities:
   Loss on Disposal of Office Equipment                                      1,284                     -                  1,284
   Interest Imputed on Non-Interest Bearing Notes Payable                   15,060                16,505                 41,944
   Costs Paid by Shareholder                                                     -                 6,500                  6,500
   Interest Converted to Common Stock                                        2,974                     -                  5,516
   Depreciation and Amortization                                            13,796                59,063                415,033
   Loss on Issuance of Common Stock                                        172,854                26,768                199,622
   Stock Issued for Consulting Services                                    952,568                     -                952,568
   Compensatory Element of Stock Issuance                                  594,667                     -                639,667
   Stock Issued for Conversion of Current Liabilities                      141,201                     -                141,201
   Bad Debt Expense                                                         16,511                     -                 17,503
Changes in operating assets and liabilities:                                     -
   Accounts Receivable                                                     (55,457)               (1,863)               (63,489)
   Inventories                                                             (20,500)               (2,651)               (31,378)
   Deposits                                                                    (75)               (4,052)               (12,632)
   Prepaid Expenses                                                         15,511                     -                   (200)
   Accounts Payable                                                        217,160                37,126                270,247
   Other Current Liabilities                                               (55,817)               29,376                 46,664
                                                               --------------------  --------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                          $          (970,678)  $          (381,093)     $      (1,617,483)
                                                               --------------------  --------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchases of Office Equipment                                           (68,731)               (2,935)              (78,484)
   Purchase of Intangible Assets                                           (64,000)              (20,000)              (84,000)
                                                               --------------------  --------------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                          $          (132,731)  $           (22,935)     $       (162,484)
                                                               --------------------  --------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Common Stock Issued for Cash                                            162,975                     -               162,975
                                                               --------------------  --------------------     -----------------
   Exercise of Stock Options                                               371,425                     -               371,425
                                                               --------------------  --------------------     -----------------
   Proceeds from Third Party Advances                                      244,973                     -               244,973
   Note Proceeds                                                           300,000               483,946             1,063,140
   Note Principal Payments                                                       -               (32,773)              (54,798)
                                                               --------------------  --------------------     -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      $         1,079,373   $           451,173      $      1,787,715
                                                               --------------------  --------------------     -----------------

NET INCREASE IN CASH                                                       (24,036)               47,145                 7,748

CASH Beginning                                                              31,784                     -                     -
-------------------------------------------------------------  --------------------  --------------------     -----------------

CASH Ending                                                    $             7,748   $            47,145      $          7,748
-------------------------------------------------------------  ====================  ====================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             INTREPID HOLDINGS, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
                                                                                                                 Period from
                                                                                                                 Inception,
                                                                              Nine Months Ended               April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES                            September 30, 2006    September 30, 2005      September 30, 2006
------------------------------------                            ------------------    ------------------      ------------------
Cash paid for:
  Interest                                                     $             8,762   $             2,227      $          10,989
                                                               ====================  ====================     ==================
  Income Taxes                                                 $                 -   $                 -      $               -
                                                               ====================  ====================     ==================
Non-cash investing and financing activities:
  Note Payable for Option to Purchase Treasury Stock           $                 -   $           400,000      $         400,000
                                                               ====================  ====================     ==================
  Debt and Interest Converted to Common Stock                  $         1,081,316   $           167,542      $       1,246,316
                                                               ====================  ====================     ==================
  Common Stock Issued for Acquisition of Assets                $                 -   $            33,600      $          33,600
                                                               ====================  ====================     ==================
  Capitalization of Deferred Debt Issuance Costs               $                 -   $          (400,000)     $        (400,000)
                                                               ====================  ====================     ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Intrepid Holdings, Inc. and Subsidiaries ("we", "us", "Company" or "Intrepid") annual report on Form 10-KSB for the period from inception, April 27, 2005, to December 31, 2005.

     In the opinion of Intrepid's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid's financial position as of September 30, 2006 and the result of operations and cash flows for the three and nine months ended September 30, 2006 as well as the period from inception, April 27, 2005, to September 30, 2006 have been included.

     The results of operations for the three and nine months ended September 30, 2006 and for the period from inception, April 27, 2005, to September 30, 2006 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2006.

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

NOTE  3  -  Management  Plans  and  Going  Concern
            --------------------------------------

     The Company sustained a substantial operating loss of approximately $800,000 during the three months ended September 30, 2006, and as of September 30, 2006, had a deficit accumulated during the development stage of $4,248,000. In addition, the Company has negative cash flows from operations of approximately $971,000 during the nine months ended September 30, 2006.

     These factors raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is a holding company that acquired contractual rights to provide pharmacy fulfillment, technical, and marketing services to vendors of medical software and web services being marketed to medical professionals in the United States. The RxFS subsidiary operates a working pharmacy which is licensed in twenty states and began actively filling prescriptions in September 2005. In addition, the Company is exploring other opportunities that management feels may fit within the structure of the Company. The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
--------------------------------------------------------------------------------

     OFFICE EQUIPMENT AND FURNISHINGS - Office equipment and furnishings are stated at cost. Depreciation is provided over the estimated useful lives of three to seven years using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations. At September 30, 2006, the cost of office equipment and furnishings is $130,461 and accumulated depreciation is $14,668.

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

     Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. Collateral is generally not required for credit granted. The Company provides allowances for potential credit losses when necessary. There is a $954 allowance for doubtful accounts at September 30, 2006.

     LONG-LIVED ASSETS - The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company does not believe that any long-lived assets are impaired at September 30, 2006, based on the estimated future cash flows of the Company.

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

     LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. As of September 30, 2006 the Company did not have any common equivalent shares.

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

     STOCK BASED COMPENSATION - SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's consolidated statement of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

     The Company adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
--------------------------------------------------------------------------------

     Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

     Stock-based compensation expense recognized under SFAS 123(R) related to non-employee stock options was $399,318 for the nine months ended September 30, 2006.

     As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

          Pharmacy  licenses                   $   40,000
          Controlled  substance  licenses          10,000
          Equipment,  hardware  and  inventory      3,600
                                               ----------
          Total                                $   53,600
                                               ==========

NOTE 6 - Office Equipment and Furnishings
         --------------------------------

     Office equipment and furnishings consist of the following at September 30, 2006:

                            Est.  Acquisition   Accumulated     Net
                            Life     Value     Depreciation    Value
                           -----  ---------- -------------- --------
Computers                  3 Yrs  $  7,440   $      (1,796) $  5,644
Office Equipment           5 Yrs    31,806          (4,777)   27,029
Furnishings & Fixtures     5 Yrs    78,369          (6,891)   71,478
Leasehold Improvements     7 Yrs    12,846          (1,204)   11,642
                                  ---------- -------------- --------
Total                             $130,461   $     (14,668) $115,793
                                  ========== ============== ========

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  7  -  Other  Current  Liabilities
            ---------------------------

     Other current liabilities at September 30, 2006 consist of the following:

     Deferred  Rent  Payable     $   39,117
     Other                            7,547
                               ------------
     Total                       $   46,664
                                 ==========

NOTE 8 - Notes Payable
         -------------

     Notes Payable at September 30, 2006 consists of $25,000 payable to Maurice Stone, Chairman and Chief Executive Officer of the Company, and $300,000 payable to a shareholder of the Company. The Note to Mr. Stone bears no interest and is callable at any time. The $300,000 note to a shareholder bears interest at 10% per annum and was originally due and payable on or before September 19, 2006, however, on September 18, 2006 the note was extended by mutual agreement of the parties. The note is now due and payable on or before November 19, 2006. In connection with this extension the company paid $7,500 in accrued interest and issued 30,000 shares of its unregistered common valued at $9,900 based on the quoted market price of its common stock on the date of issuance.

     During the nine months ended September 30, 2006, the Company converted seven unsecured promissory notes, certain Third Party Advances, and current liabilities totaling $1,080,000 together with $8,000 of accrued interest into 4,354,064 shares of its common stock with a fair value of $1,212,000 based on the quoted market price of its common stock on the respective date of conversion, which resulted in a $124,000 loss on conversion of the notes payable.

NOTE 9 - Commitments
         -----------

     On  February  14,  2006  the  Company  formed  Community Allied Development
     Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. "Butch" Woolfolk. In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC. During the nine months ended September 30, 2006 the Company issued 141,000 shares of its common stock with a fair value of $57,300 based on the quoted closing market price of the Company's common stock on the respective date of issuance to Mr. Woolfolk under its 2005 Stock Plan. A summary description of the Company's Stock Plan can be found under Note 10 below.

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

     During the nine months ended September 30, 2006 the Company issued 2,105,166 shares under the Stock Plan to employees and consultants for services rendered valued at $736,918 based on the quoted market price of the Company's common stock on the respective date of issuance.

     In addition, during the nine months ended September 30, 2006, pursuant to the Stock Plan, certain consultants have exercised options granted to purchase common stock directly from the Company. The Company received
     $371,425 from the exercise of options to purchase 1,600,000 shares of common stock valued at an average of $.23 based on the quoted market price of the Company's common stock on the grant date of the underlying options.

     The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 was $0.25 per share using the Black-Scholes model with the following assumptions:

                   Expected volatility          255%
                   Risk-free interest rate      5.0%
                   Expected life             3 years

     Based on the Company's limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted during the nine months ended September 30, 2006 was $399,317.

     During the three months ended September 30, 2006 no options were granted or exercised and no options were outstanding as of September 30, 2006.

     Private  Placement
     ------------------
     In a private placement on September 29, 2006, the Company raised $162,975 from investors by the issuance of 651,900 shares of the Company's stock at a price of $.25 per share. Under the terms of the Securities Purchase Agreement, the Company also issued two series of warrants to the investors to purchase 162,975 shares of the Company's common stock at a exercise price of $.50 per share and 162,975 shares of the Company's common stock at a exercise price of $1.00 per share. These warrants have a term of two years. The fair value of these warrants of approximately $76,500 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 189%. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, these warrants have been accounted for as permanent equity instruments.

     The common stock issued in the Private Placement had a fair value of $212,207 based upon the quoted market price of the Company's common stock on the date of issuance which caused a loss on issuance of common stock of $49,232.

                                                         INTREPID HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)
--------------------------------------------------------------------------------

     Issuances  outside  the  Stock  Option  Plan
     --------------------------------------------
     During the nine months ended September 30, 2006 the Company issued 100,000 shares of its unregistered common stock to a consultant for services rendered valued at $25,000.

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

     On May 1, 2006, Intrepid Systems, Inc., a wholly-owned subsidiary of the Company, entered into software license with VMRx relating to specialized clinical management software to be utilized by the Company's Healthy Access, Inc. subsidiary. The purchase price for the software license was $64,000 and was negotiated solely by Toney Means, President of Intrepid Systems, Inc. without the involvement of Mr. Stone. Management believes the cost of the license from VMRx is consistent with industry pricing for similar software licenses.

NOTE 13 - Subsequent Events
          -----------------

     Notes  Payable  to  Shareholders
     --------------------------------
     Subsequent to September 30, 2006, the Company raised an additional $750,000 through the issuance of two promissory notes to existing shareholders. These notes bear interest at the rate of 10% and are due 6 months from the date of issuance.

     Share  Issuances
     ----------------
     Subsequent to September 30, 2006 the Company issued 620,000 shares of its common stock to several consultants for services rendered valued at $213,700 based on the quoted market price of the Company's common stock on the date of issuance.

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

Results  of  Operations,  Three Months Ended September 30, 2006 versus September
--------------------------------------------------------------------------------
30,  2005  Our  revenues  for  the  three  months  ended September 30, 2006 were
---------
$177,000 and costs of sales relating to these revenues were $153,000, versus revenues of $2,500 and cost of sales relating to those revenues of $1,850 for the nine months ended September 30, 2005. The increase in revenue and costs of good sold is primarily due to the startup of our pharmacy business in the 3rd quarter, 2005.

Our operating expenses and net loss for the three months ended September 30, 2006 totaled $824,000 and $858,000 respectively, versus $191,000 and $297,000 for the three months ended September 30, 2005. Our operating expenses for the three month periods ending September 30, 2006 and 2005 consisted primarily of payroll, labor, and consulting expenses of $606,000 and $111,000 respectively as well as general and administrative expenses of $218,000 and $80,000 respectively.

In addition to our operating expenses, during the three months ended September 30, 2006 and 2005 we recognized interest expense of $9,000 and $80,000 respectively as well as a loss on issuance of common stock of $49,000 and $27,000 respectively.

During the three months ended September 30, 2005 the Company converted four unsecured promissory notes totaling $165,000 together with $2,543 of accrued interest into 418,857 shares of our common stock with a fair value of $194,000 based on the quoted market price of our common stock, which resulted in a $27,000 loss on issuance of common stock.

Results of Operations, Nine Months Ended September 30, 2006 versus September 30,
--------------------------------------------------------------------------------
2005 Our revenues for the nine months ended September 30, 2006 were $416,000 and
---
costs of sales relating to these revenues were $357,000, versus revenues of $2,500 and cost of sales relating to those revenues of $1,850 for the nine months ended September 30, 2005. The increase in revenue and costs of good sold is primarily due to the startup of our pharmacy business in the 3rd quarter, 2005.

Our operating expenses and net loss for the nine months ended September 30, 2006 totaled $2,838,000 and $2,982,000 respectively, versus $442,000 and $548,000 for the nine months ended September 30, 2005. Our operating expenses for the nine month periods ending September 30, 2006 and 2005 consisted primarily of payroll, labor, and consulting expenses of $2,297,000 and $334,000 respectively as well as general and administrative expenses of $542,000 and $108,000 respectively.

In addition to our operating expenses, during the nine month periods ending September 30, 2006 and 2005 we recognized interest expense of $30,000 and $80,000 respectively as well as a loss on conversion of notes payable of $173,000 and $27,000 respectively.

During the nine months ended September 30, 2006, we converted seven unsecured promissory notes, certain Third Party Advances, and current liabilities totaling $1,080,000 together with $8,000 of accrued interest into 4,354,064 shares of our common stock with a fair value of $1,212,000 based on the quoted market price of our common stock, which resulted in a $124,000 loss on issuance of common stock.

During the nine months ended September 30, 2005 the Company converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,000 based on the quoted market price of our common stock, which resulted in a $27,000 loss on issuance of common stock.

Results  of  Operations, Period from Inception, April 27, 2005, to September 30,
--------------------------------------------------------------------------------
2006  Our  revenues  for the period from inception, April 27, 2005, to September
----
30, 2006 were $455,000 and costs of sales relating to these revenues were $386,000. Our operating expenses and net loss for the period from inception, April 27, 2005, to September 30, 2006 totaled $3,652,000 and $4,248,000 respectively. Our operating expenses consisted primarily of payroll, labor, and consulting expenses of $2,909,000 and general and administrative expenses of $742,000.

In addition to our operating expenses we recognized an interest expense of $465,000, primarily related to deferred debt issuance costs and imputed interest on the previously discussed notes payable as well as a $200,000 loss on issuance of common stock.

During the period from inception, April 27, 2005, to September 30, 2006, we converted eleven unsecured promissory notes, certain Third Party Advances, and current liabilities totaling $1,245,000 together with $11,000 of accrued interest into 4,772,921 shares of our common stock with a fair value of $1,406,000 based on the quoted market price of our common stock, which resulted in a $150,000 loss on issuance of common stock.

Liquidity and Capital Resources
-------------------------------
As of September 30, 2006 our current assets were $85,000 and current liabilities were $777,000, which caused a working capital deficiency of approximately $692,000.

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

Changes  in  Internal  Controls  over  Financial  Reporting
-----------------------------------------------------------
During the three months ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

WE RECORDED ONLY $454,895 IN REVENUES SINCE OUR INCEPTION, WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since the inception of our operations, as currently constituted, through September 30, 2006, we have recorded only $454,895 in revenues. As a result, we will need to significantly increase the revenues we receive from sales of our services in order to achieve profitability. Since the inception of our operations, as currently constituted, we have incurred substantial losses in funding the growth of our organizational resources and other activities. As of September 30, 2006, we had an accumulated deficit of $4.2 million.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended September 30, 2006, the Company sold 651,900 shares of its unregistered common stock at a price of $0.25 per share to a group of investors. The Company received $162,975 in proceeds from this transaction. As part of this transaction the Company issued 162,975 warrants to purchase unregistered shares of the Company's common stock at $.50 per share and 162,975 warrants to purchase unregistered shares of the Company's common stock at $1.00 per share. These warrants are good for two years from the date of issuance.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit No.          Description
       31.1                 Section 302 Certification - Maurice Stone
       32.1                 Section 906 Certification - Maurice Stone

 (b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Intrepid Holdings, Inc.



                               By:    /s/  Maurice R Stone
                                      -----------------------------
                                      Maurice R Stone
                                      Chairman & CEO
                                      (Principal Executive Officer and
                                      Principal Financial Officer)
Date:  November 14, 2006