Form 10KSB
period 2006-12-31
Intrepid Holdings, Inc.
filed 2007-04-02
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 001-16173

Intrepid Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0465858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Wilcrest Ave, Suite 575
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 278-1990

Securities registered pursuant to Section 12(b) of the Act:

Title	Name of each exchange on which registered
Common stock, $.001 par value	NASDAQ OTC

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
Yes  [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [  ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

State issuer’s revenues for its most recent fiscal year: $688,691

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on December 31, 2006, as reported by the Over the Counter Bulletin Board was approximately $12,472,676. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 52,208,375 shares of the registrant’s common stock issued and outstanding as of February 28, 2007.

Documents Incorporated by Reference: None

INTREPID HOLDINGS, INC.

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

Although the Company has commenced operations, it remains a development stage enterprise until significant revenues are realized. The Company has devoted substantially all of its recent efforts to its pharmacy operations, its convenient care clinic operations, product development, raising capital and developing its business plan.

The Company’s corporate offices are located at 3800 Wilcrest Ave, Suite 575, Houston, Texas 77042 and the telephone number is (713) 278-1990. The Company's internet website address is www.intrepidholdings.com.

SIGNIFICANT DEVELOPMENTS
On April 27, 2005, Intrepid entered into an agreement to purchase all of the assets of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation. These assets were purchased in exchange for 26,525,188 shares of Intrepid’s common stock. The assets were placed in a wholly-owned subsidiary simultaneously created as part of this transaction called Rx Fulfillment Services, a Nevada corporation. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company (Intrepid) resulting in a recapitalization of the Company. Prior to the recapitalization, RXFS was not an operating entity, rather, it was a dormant entity which was party to various contracts and owned the contractual rights to provide pharmacy services and pharmacy fulfillment services to VipMedRx, Inc. (VMRx), a company owned by two of Intrepid’s Directors. However, no services had ever been provided related to these contracts and the related rights. Therefore, although the historical consolidated financial statements presented herein are those of RxFS no historical information is presented prior to the recapitalization as RXFS had not entered into any transactions that would impact the financial statements presented herein.

On August 3, 2005, Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a closed-door retail and mail-order pharmacy in Houston, Texas and is licensed to provide mail order prescription services in twenty states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the twenty states in which One Stop is currently licensed.

Community Allied Development Corporation, (CADC) a Texas corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. The Company is currently in the process of identifying potential opportunities in the greater Houston area to develop its first community. During the year ended December 31, 2006 CADC acted as the general contractor and quality control manager for the build out of the Company’s My Healthy Access clinics. Although revenues were generated from these functions the expenses were passed to My Healthy Access at cost and as such no profit was generated.

My Healthy Access, Inc. (MHA) a Delaware corporation, was formed on March 6, 2006 as Healthy Access, Inc. a Tennessee corporation. During the year ended December 31, 2006 the Company was renamed My Healthy Access, Inc. and its domicile was changed from Tennessee to Delaware. My Healthy Access develops and operates walk-in retail clinics in established retail operations. At December 31, 2006 the Company had 4 My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston Metro area.

Intrepid Systems, Inc. (ISI) a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop and sell specialized medical technologies for healthcare providers. This entity is currently inactive.

Intrepid Medical Management Services, Inc. (IMMS) was formed on February 14, 2006 as a Nevada corporation. During the year ended December 31, 2006 the Company was renamed My Discount Health Plan, Inc. This entity is currently inactive.

BUSINESS STRATEGY

Rx Fulfillment Services, Inc
Our business strategy is to pursue the growth of the company through the leverage of the company’s core business competencies and key relationships. Management believes that mail order pharmacy will become a key component in the delivery of prescription medicines to patients in the next two to five years. The company has a core competency and several years experience in the delivery of prescription medicine by mail to patients. Additionally, management has positioned the company to pursue major government and institutional customers drug benefit plans through its Pharmacy benefit management offerings. RxFS will enjoy marketing advantages as an urban healthcare company.

Key relationship with VipMedRx allows management to position the company to expand and grow its mail order operations. RxFS is the mail order pharmacy of choice for the National Medical Association’s (NMA) 22,000 physician members Medicare patients. The company’s relationship with the National Black Chamber of Commerce (NBCC) allows the company to continue to grow its mail order business and launch its Pharmacy Benefit Management business.

Management has positioned the company to become a leading pharmacy company whose mission is to provide prescription fulfillment and pharmacy management services to the underserved United State urban healthcare market.

My Healthy Access, Inc.
The business strategy of MHA is to pursue the growth of the company through establishing health care clinics in retail or business establishments, mainly, located in urban communities with predominantly uninsured, or underinsured, residents. These clinics provide immediate health care for minor modalities. The medical services are provided by licensed Nurse Practitioners with physician oversight. At December 31, 2006 the Company had 4 My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston Metro area.

The modalities which are treated by MHA include colds, vaccinations, minor aches and pain, ear and eye infections. Management believes that MHA is the only company focusing on the mini clinic concept that targets urban communities with predominantly uninsured, or underinsured, residents.

PRODUCTS AND SERVICES

Rx Fulfillment Services, Inc.
Rx Fulfillment Services, Inc. provides mail order prescription services, central fill prescription services, and pharmacy benefit management services. RxFS offers mail order prescription services nationwide. The company’s mail order business focuses on the delivery of maintenance medications that are taken daily by patients. These medicines are delivered by US mail for normal delivery and by expedited courier services for next day delivery.

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

My Healthy Access, Inc
MHA provides medical diagnosis and treatment for such conditions as minor aches and pains; cold like symptoms; infections of the ear, eye, nose and throat; vaccinations; and flu shots. MHA provides these services mainly to individuals living and working in medically underserved minority and urban communities. MHA clinics are located in established retail mass merchandiser, grocery, pharmacy, or business office locations. Clinic locations operate seven days per week.

MHA follows the recommendations of the Institute of Medicine by providing care that is safe, timely, efficient, effective, and participant centered. Immunizations, vaccines, physicals, screenings, and care for very specific acute conditions such as headache, sinus, flu, sore throats, aches and pains are provided.  A team of advanced practice nurses called nurse practitioners provide treatment.  They collaborate with physicians, pharmacists, and other health resource providers.  The nurse practitioners can prescribe medications, order lab tests, or help individuals decipher which kind of health professional may be appropriate to treat a major health problem.  The average cost of a service is less than $50.00.  Physicals and some lab procedures are more. All conditions that can be treated and the associated costs are posted so that our costs are fully transparent to the patient.

MHA services is intended to supplement that provided in the patients’ medical home by their primary care provider (PCP).  Permission to share information is to be routinely obtained from all individuals.  Some smaller PCP offices may even choose to use My Healthy Access Clinics services as their after hours backup for vacation and other absences.

PRINCIPLE SUPPLIERS

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

Rx Fulfillment Services, Inc.
Most of our business comes from individual consumers seeking fulfillment of their prescription generated from their physicians. We fulfill these prescription orders and our revenue is based upon their payment methods; including private insurance, cash, or credit cards. Presently, no single customer or contract provides more than 10% of our revenue.

My Healthy Access, Inc.
Our customers are individuals seeking immediate medical treatment for minor aches and pains; infections of the eye, ear, nose, and throat; treatment for cold like symptoms; vaccinations; and flu shots. The customers treated by MHA may be covererd by private insurance, Medicaid, Medicare, or may be uninsured cash patients. MHA accepts patients eighteen months and older.

COMPETITION

Rx Fulfillment Services, Inc.
In the mail order business, RxFS compete with approximately 15 other companies. Most of these companies provide services nationwide. Management believes that our major competition comes from three large competitors Caremark, Express Scripts and MedCo. These companies currently control approximately 85% of RxFS’ target market. Management believes that our products are very competitive in the mail order prescription market. In addition, given our focus on the urban healthcare market, strategic relationships with the NMA and the NBCC, and the company’s demographics, we will enjoy a competitive advantage.

In our PBM business, RxFS has exclusive relationships and has limited or no competition. Otherwise, the major competitors in the marketplace are Caremark, Express Scripts, and MedCo.

My Healthy Access, Inc.
MHA competes with approximately 10 other companies. Most of these companies provide services in a defined region of the country. The major competitor is Minute Clinic that provides services in over 100 locations nationwide. To our knowledge, none of our competitors have targeted the urban market. The urban market remains the target of MHA clinic operations. This market is developing and lacks sufficient data to determine market share by company.

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

Our clinic operations may also subject us to litigation and liability for damages. In order to mitigate these risks we carry medical malpractice insurance and general liability insurance for all of our clinic locations. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

EMPLOYEES
Intrepid, including its subsidiaries, currently has 55 full-time employees, of which 5 are directly involved with the day to day management on the parent company, 4 are involved in sales and customer service for our pharmacy operations, and 46 are involved in the management and operation of our retail clincs. In addition, the Company has independent contractor relationships with 3 individuals to handle specialized tasks on behalf of the Company. In times when additional workload requires more personnel, we outsource our requirements to additional independent contractors. In the future we anticipate that we will add additional full-time personnel in sales and marketing, customer service, and order fulfillment in the coming months to provide for future growth.

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

RISK FACTORS

Factors That May Impact Our Business

We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. Following we discuss the factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. You should consider carefully the following factors, in addition to other information in this Annual Report on Form 10-KSB, in evaluating our business.

Our limited operating history makes it difficult to evaluate our prospects and the merits of investing in our Common Stock.

We have only recently entered the mail order, central fill and electronic prescription business as a pharmacy company and the convenient care clinic business, and as such, have only a very limited history of operations upon which you can evaluate our business. We are wholly dependent on continued financing from our existing shareholders and other non-related entities to sustain our operations and to carry out our business strategy. There can be no assurance that we will achieve our business objectives or that our proposed plan of business can be developed in the manner contemplated. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in new and developing markets. We may not successfully address these risks, and our business strategy may not prove successful. If not, investors may lose all or substantially all of their investment.

We recorded only $728,070 in revenues since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since the inception of our operations, as currently constituted, through December 31, 2006, we have recorded only $728,070 in revenues. As a result, we will need to significantly increase the revenues we receive from sales of our services in order to achieve profitability. Since the inception of our operations, as currently constituted, we have incurred substantial losses in funding the growth of our organizational resources and other activities. As of December 31, 2006, we had an accumulated deficit of $7.2 million.

We expect that our expenses will continue to increase significantly as we, among other things:

•	increase deployment of our mail-order and clinic pharmacy services;
•	launch mini-clinics for episodic care;
•	increase our infrastructure and headcount in order to support our anticipated growth; and
•	expand our national marketing, advertising and sales activities.

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

Because of our limited operating history, we do not have meaningful historical information to predict demand for our services, and trends that may emerge, in our target markets. Moreover, because most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels in any particular period. As a result, it is likely that in some future quarters or years, our operating results will fall well below the expectations of investors, causing our share price to decline. Furthermore, we expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our service offerings in our target markets. Our revenues, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

•	market acceptance of our recently launched services, sales and marketing efforts and pricing changes by our competitors;
•	level of long-term demand for electronic prescription fulfillment;
•	level of demand and revenue generated by each of our proposed mini health clinics;
•	amount and timing of expenditures needed to open our proposed mini health clinics;
•	number of new contracts we obtain to provide pharmacy benefits management services, and our relative performance under each such contract;
•	our ability to expand our operations, and amount and timing of related expenditures;
•	our ability to successfully expand our national marketing, advertising and sales activities;
•	our ability to successfully recruit, hire and retain key employees, especially nurses to work in our mini health clinics; and
•	general economic conditions affecting our industry.

Our financial condition and results of operations will depend on our ability to manage future growth effectively.

Our strategy calls for our business to grow significantly in the years ahead. Our ability to sustain continued growth depends on our ability to identify and evaluate, and our ability to finance and invest in, future pharmacy industry opportunities that arise in the market place. Accomplishing such a result is largely a function of our management’s ability to stay focused and alerted to movements and legislation within the pharmacy and related industries. Any failure to manage effectively our future growth could have a material adverse effect on our business, financial condition and results of operations.

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

McKesson is the nation’s leading healthcare services company. We currently have an agreement with McKesson that we will first use it to purchase all pharmaceutical products that we would otherwise purchase from pharmaceutical distributors. Our reliance on a single third-party supplier of our pharmaceutical products exposes us to the following significant risks outside of our control:

•	increase in costs of our pharmaceutical supplies;
•	maintenance of adequate inventory control; and
•	interruptions, delays or other problems with the receipt of pharmaceutical supplies.

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

An absolutely critical component of our business strategy calls for us to launch mini health clinics that will be located inside the stores of established mass merchandise and grocery retailers. We recently signed a master lease agreement with Wal-Mart whereby we will operate mini health clinics in Wal-Mart stores. We have no prior experience in opening or operating such clinics, and there can be no assurance that these clinics will be successful. Moreover, there can be no assurance that we will be able to open any additional clinics with Wal-Mart or with anyone else. If the mini health clinic component of our business strategy is unsuccessful, our business, financial condition and results of operations will be severely impaired.

We operate in a competitive market for prescription fulfillment and face competitors with greater resources, which may make it more difficult for us to achieve any significant market penetration.

The markets that we serve, and intend to serve, are rapidly evolving and competition in each is intense and is expected to increase significantly in the future. Most of the companies that we compete against have built large and established businesses and have much greater financial and human resources. Some of these competitors include: Omnicare, PharMerica, NeighborCare, Kindred Pharmacy Services, WalGreens, CVS, Express Scripts, Medco, Caremark and National Medical Health Card. While we believe that we are positioned well within our targeted markets, the Company’s relative position in the overall industry is small. There can be no assurance that we will be able to similarly build such successful businesses or offer services that are competitive with our competitor’s service offerings. Because most of our competitors have substantially greater resources than we do, they may, among other things, be able to undertake more aggressive marketing and pricing strategies, obtain more favorable pricing from vendors and make more attractive offers to strategic partners than we can. Therefore, we may not be able to successfully compete against numerous companies in our target markets.

If we lose our key personnel or are unable to attract and retain additional key personnel, we may be unable to implement our business strategy or pursue new opportunities.

Our future success depends in large part upon attracting and retaining key sales, marketing and senior management personnel. The loss of the services of any of our key employees, particularly if lost to competitors, may significantly delay or prevent the achievement of our business objectives and may adversely affect our strategic direction. In particular, the services of Maurice Stone, our chairman and chief executive officer, and Toney Means, our president would be difficult to replace. Mr. Means is the Chairman of the National Black Chamber of Commerce’s Healthcare Working Group, and we believe that Rx Fulfillment will be selected to provide the pharmacy benefit management for the NBCC healthcare program covering more than 275,000 members. Our employees may terminate their employment with us at any time. In addition, we do not maintain key person life insurance for any of our personnel. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified and skilled personnel. Due, in part, to the upturn in the economy, there are a limited number of qualified sales, marketing and senior management personnel and there is significant competition for these personnel. We may be unable to attract and retain personnel with the qualifications necessary for the further development of our business. If we fail to attract and retain personnel, particularly management and pharmacy and nursing personnel, we may not be able to execute on our business plan.

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

State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and will require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. For instance, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. The evolving HIPAA-related laws or regulations could restrict the ability of for us to obtain, use or disseminate patient information. Additionally, we may need to expend additional capital and other resources to develop and maintain policies, procedures and general business practices to address evolving data security and privacy issues. Our failure to consistently comply with these laws and regulations could result in significant liability to the Company.

Investors may have a difficult time reselling our Common Stock.

Our Common Stock is thinly traded on the O-T-C Bulletin Board Market under the symbol “ITPD.OB.” There can be no assurance that a more active market will develop for our Common Stock. Thus, investors may not be able to resell our Common Stock at the particular times or prices desired, if at all.

Concentration of ownership among our existing management, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our management, directors and principal stockholders beneficially own, in total, approximately 25% of our outstanding Common Stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  They could disproportionately influence the management of our business and affairs. This concentration of control could disadvantage other stockholders with interests different from those of our management, directors and principal stockholders. For example, our management, directors and principal stockholders may be able to delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Additionally, our My Healthy Access, Inc. subsidiary executed a master lease agreement with Wal-Mart Stores, Inc. to operate mini-health clinics in certain Wal-Mart SuperCenters. As of December 31, 2006 lease addendums for 4 of these clinics had been executed. The term of the Wal-Mart lease addendums is for 36 months at an average monthly rental rate of $1,620.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not currently party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2006.

PART II
ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on September 19, 2001 under the symbol “AFSR.” Upon the change of the Corporate name to Intrepid Holdings, Inc. in July, 2004 our symbol was changed to “ITPD.” The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	High	Low
Fiscal Year 2006
First Quarter	$0.81	$0.22
Second Quarter	$0.60	$0.16
Third Quarter	$0.48	$0.22
Fourth Quarter	$0.44	$0.20

Fiscal Year 2005
First Quarter*	$0.75	$0.10
Second Quarter	$0.90	$0.10
Third Quarter	$0.80	$0.15
Fourth Quarter	$0.80	$0.25

Fiscal Year 2004
First Quarter*	$0.15	$0.07
Second Quarter*	$0.10	$0.06
Third Quarter*	$0.20	$0.08
Fourth Quarter*	$0.60	$0.10

* This quarter represents the common stock price of the predecessor entity prior to the recapitalization on Aril 27, 2005.

Common Stock
The closing price of our common stock on December 29, 2006, as quoted by the NASD’s OTC Bulletin Board was $.32.

Record Holders
As of February 28, 2007 there were approximately 680 holders of record of our common stock.

Dividends on Common Stock
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

Stock Option Plan
Effective October 15, 2005 our Board of Directors adopted the “2005 Stock Plan for Directors, Officers, and Consultants“ (“the Stock Plan”), subject to approval by the our stockholders within 12 months of the date of adoption. On April 24, 2006 we filed an amended Stock Plan which increased the authorized shares for issuance under the plan from 3,000,000 to 5,000,000. The purpose of the Stock Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

During the year ended December 31, 2006 we issued 487,000 shares under the Stock Plan to our employees, officers, and directors valued at $195,350 based on the quoted market price of our common stock on the respective dates of agreement.

Also, during the year ended December 31, 2006 we issued 2,618,166 shares under the Stock Plan to several consultants for services valued at $731,768 based on the quoted market price of our common stock on the respective dates of agreement.

In addition, during the year ended December 31, 2006, pursuant to the Stock Plan, certain consultants have exercised options granted to purchase common stock directly from the Company. We received $371,425 from the exercise of options to purchase 1,600,000 shares of common stock valued at an average of $.23 based on the quoted market price of the our common stock on the grant date of the underlying options.

Options granted outside the Stock Plan
During the year ended December 31, 2006 we granted options to purchase 1,500,000 shares of common stock to two of our officers. These options have an exercise term of 3 years at a price of $.30 per share based on the quoted market price of the our common stock on the grant date of the options.

Additionally, during the year ended December 31, 2006 we granted options to purchase 500,000 shares of common stock to a consultant of the Company. These options have an exercise term of 3 years at a price of $.35 per share based on the quoted market price of our common stock on the grant date of the options.

Issuances outside the Stock Plan
During the year ended December 31, 2006 we issued 2,847,000 shares of our common stock to consultants for services valued at $830,300 based on the quoted market price of our common stock on the issuance date.

Additionally, during the year ended December 31, 2006 we issued 970,000 shares of its common stock to employees, officers, and directors valued at $326,000 based on the quoted market price of our common stock on the issuance date.

During the period from Inception, April 27, 2005 to December 31, 2005, we entered into a consulting agreement for services to be rendered related to the formation of Community Allied Development Corporation and issued 100,000 shares of common stock valued at $.45 per share or $45,000 based on the quoted market price of our common stock on the date of the agreement.

Private Placement
In a private placement in November 2006, we raised $37,000 from investors by the issuance of 148,000 shares of our stock at a price of $.25 per share. Under the terms of the Securities Purchase Agreement, we also issued two series of warrants to the investors to purchase 37,000 shares of our common stock at a exercise price of $.50 per share and 37,000 shares of our common stock at a exercise price of $1.00 per share. These warrants have a term of two years. The fair value of these warrants of approximately $17,600 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 189%. In accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (EITF 00-19) these warrants have been accounted for as permanent equity instruments.

The common stock issued in the Private Placement had a fair value of $40,000 based upon the quoted market price of our common stock on the date of issuance which caused a loss on issuance of common stock of $2,870.

Also, in a private placement in September 2006, we raised $162,975 from investors by the issuance of 651,900 shares of our stock at a price of $.25 per share. Under the terms of the Securities Purchase Agreement, we also issued two series of warrants to the investors to purchase 162,975 shares of our common stock at a exercise price of $.50 per share and 162,975 shares of our common stock at a exercise price of $1.00 per share. These warrants have a term of two years. The fair value of these warrants of approximately $76,500 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 189%. In accordance with EITF 00-19, these warrants have been accounted for as permanent equity instruments.

The common stock issued in the Private Placement had a fair value of $212,207 based upon the quoted market price of our common stock on the date of issuance which caused a loss on issuance of common stock of $49,232.

Issuance of Warrants to Purchase Common Stock
During the year ended December 31, 2006 we granted certain note holders warrants to purchase 312,500 shares of our common stock at an exercise price of $.50 per share and 312,500 shares of our common stock at an exercise price of $.75 per share. These warrants have a term of two years. The fair value of these warrants of $166,762 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 183%. In accordance with EITF 00-19, these warrants have been accounted for as permanent equity instruments.

Conversion of Notes Payable and Other Liabilities
During the year ended December 31, 2006, the Company converted unsecured promissory notes, certain Third Party Advances, current liabilities, and accrued interest totaling $1,222,515 into 4,622,064 shares of its common stock with a fair value of $1,346,137 based on the quoted market price of its common stock on the respective date of conversion, which resulted in a $123,622 loss on conversion of notes and advances payable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,500,000	$.30	--
Total	1,500,000	$.30	--

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

In addition to our pharmacy operations, during 2006 the Company formed My Healthy Access, Inc. (“MHA”) to open and operate retail healthcare clinics in urban communities with predominantly uninsured, or underinsured, residents. These clinics provide immediate health care for minor modalities. The medical services are provided by licensed Nurse Practitioners with physician oversight. At December 31, 2006 the Company had 4 My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston Metro area.

The modalities which are treated by MHA include colds, vaccinations, minor aches and pain, ear and eye infections. Management believes that MHA is the only company focusing on the mini clinic concept that targets urban communities with predominantly uninsured, or underinsured, residents.

Plan of Operations

RxFS
New e-prescription regulations went into effect January 1, 2006 and full implementation is required by the end of 2009. We intend to aggressively market our e-prescription and pharmacy fulfillment services in 2006. We have initiated an aggressive multifaceted marketing program. We have two initial primary target markets:

1)  The National Medical Association (the “NMA”). This is an organization of 22,000 primarily African-American doctors. We expect to aggressively market VMRx’s e-prescription software to members of the NMA starting in January 2006.

2) The National Black Chamber of Commerce. We expect to provide the Pharmacy Benefit Management and home/office drug delivery service for the NBCC healthcare initiative.

We intend to use various mediums to market to these targets, including the following:

•	Participating in all regional and national NMA conventions;

•	Presenting at key local NMA meetings;

•	Direct mail marketing to the membership;

•	Targeted advertising in trade journals; and

•	Personal visits by sales representatives in areas of market concentration.

MHA
MHA’s plan of operation is to continue expending its network of clinics in established retail environments while simultaneously focusing on the growth of services at our existing locations. Subsequent to December 31, 2006 the company has opened an additional two clinics in the Houston metro area and is currently developing several additional locations in the Houston metro area.

Results of Operations, Year Ended December 31, 2006 versus December 31, 2005

Our revenues for the year ended December 31, 2006 were $688,691 and costs of sales relating to these revenues were $763,518, versus revenues of $39,379 and cost of sales relating to those revenues of $28,986 for the year ended December 31, 2005. The increase in revenue and costs of good sold is primarily due to the startup of our pharmacy business in the 3rd quarter, 2005.

Our operating expenses and net loss for the year ended December 31, 2006 totaled $5,676,657 and $5,971,979 respectively, versus $813,127 and $1,265,118 for the year ended December 31, 2005. Our operating expenses for the year ended December 31, 2006 and 2005 consisted primarily of payroll, labor, and consulting expenses of $4,696,285 and $599,256 respectively as well as general and administrative expenses of $980,372 and $213,871 respectively.

In addition to our operating expenses, during the year ended December 31, 2006 and 2005 we recognized interest expense of $44,471 and $435,616 respectively as well as a loss on issuance of common stock of $175,724 and $26,768 respectively.

During the year ended December 31, 2006, we converted unsecured promissory notes, certain Third Party Advances, current liabilities, and accrued interest totaling $1,222,515 into 4,622,064 shares of our common stock with a fair value of $1,346,137 based on the quoted market price of our common stock on the respective date of conversion, which resulted in a $123,622 loss on conversion of notes and advances payable.

Additionally, during the year ended December 31, 2006 we entered into private placement agreements with certain shareholders who purchased 799,900 shares of our common stock directly from us for $199,975. Because these shares were sold below market value based on the quoted market price of our common stock on the respective date of placement, we recognized a $52,102 loss on issuance of common stock.

During the period from inception, April 27, 2005, to December 31, 2005 we converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,310 based on the quoted market price of our common stock, which resulted in a $26,768 loss on issuance of common stock.

Results of Operations, Period from Inception, April 27, 2005, to December 31, 2006

Our revenues for the period from inception, April 27, 2005, to December 31, 2006 were $728,070 and costs of sales relating to these revenues were $792,504. Our operating expenses and net loss for the period from inception, April 27, 2005, to December 31, 2006 totaled $6,489,784 and $7,237,097 respectively. Our operating expenses consisted primarily of payroll, labor, and consulting expenses of $5,295,541 and general and administrative expenses of $1,194,243.

In addition to our operating expenses we recognized interest expense of $480,387, primarily related to deferred debt issuance costs and imputed interest on the previously discussed notes payable as well as a $202,492 loss on issuance of common stock.

During the period from inception, April 27, 2005, to December 31, 2006, we converted unsecured promissory notes, certain Third Party Advances, current liabilities, and accrued interest totaling $1,390,058 into 5,040,921 shares of our common stock with a fair value of $1,540,448 based on the quoted market price of our common stock on the respective date of conversion, which resulted in a $150,390 loss on conversion of notes and advances payable.

Liquidity and Capital Resources
As of December 31, 2006 our current assets were $74,032 and current liabilities were $2,123,552, which caused a working capital deficiency of $2,049,520.

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

Additionally, our My Healthy Access, Inc. subsidiary executed a master lease agreement with Wal-Mart Stores, Inc. to operate mini-health clinics in certain Wal-Mart SuperCenters. As of December 31, 2006 lease addendums for 4 of these clinics had been executed. The term of the Wal-Mart lease addendums is for 36 months at an average monthly rental rate of $1,620.

On February 14, 2006 we formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction we agreed to pay $5,000 per month to the President of CADC, H. “Butch” Woolfolk. In addition, Mr. Woolfolk may be granted discretionary bonuses based upon the performance of CADC. As of December 31, 2006 no bonuses had been paid or accrued to Mr. Woolfolk.

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

In the near term, Management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management believes that the major shareholders will continue to advance the capital required to meet the Company’s financial obligations. There is no assurance, however, that the shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS
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

INTANGIBLE ASSETS
Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation will include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

STOCK BASED COMPENSATION
The Company accounts for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

REVENUE RECOGNITION
At this time the Company derives revenues principally from its pharmacy operation, RxFulfillment Services, Inc. In general, RxFS collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the product has been accepted by the customer.

Our My Healthy Access, Inc. subsidiary collects direct payments for services from its customers at the time of service or collects a co-payment at the time of service and bills the remaining amount to either a approved private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the service has been provided.

ITEM 7 - FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Financial Statements" contained herein beginning on page F-1.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2006	F-2 - F-3

Consolidated Statements of Operations	F-4
for the year ended December 31, 2006, and
for the periods from Inception, April 27, 2005 to December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Deficit	F-5
for the year ended December 31, 2006, and
for the periods from Inception, April 27, 2005 to December 31, 2006 and 2005

Consolidated Statements of Cash Flows	F-6 - F-7
for the year ended December 31, 2006 and
for the periods from Inception, April 27, 2005 to December 31, 2006 and 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-25

HAM,
 LANGSTON &
  BREZINA, L.L.P.
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Intrepid Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Intrepid Holdings, Inc. and Subsidiaries (the “Company”) (a development stage enterprise) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2006 and for the periods from Inception, April 27, 2005 to December 31, 2005 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Holdings, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the periods from Inception, April 27, 2005 to December 31, 2005 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and is in a working capital deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HAM, LANGSTON & BREZINA, LLP
Houston, Texas
March 30, 2007

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2006

CURRENT ASSETS
Cash	$2,611
Accounts receivable, less allowance for doubtful
accounts of $10,505	40,885
Inventory	29,183
Prepaid Expenses	1,353
Total Current Assets	74,032

OFFICE EQUIPMENT AND FURNISHINGS, Net	307,301

OTHER ASSETS
Intangible Property - Licenses	114,000
Deposits	12,557
Total Other Assets	126,557

TOTAL ASSETS	$507,890

The accompanying notes are integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIT

December 31, 2006

CURRENT LIABILITIES
Bank Overdraft	$32,488
Accounts Payable	587,922
Other Current Liabilities	51,142
Notes Payable to Stockholders	1,075,000
Advances From Third Parties	377,000
Total Current Liabilities	2,123,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1 million shares
authorized; no shares issued and outstanding	-
Common Stock, $.001 par value, 100 million shares
authorized; 51,328,175 shares issued and outstanding	51,328
Additional paid-in capital	5,570,107
Deficit Accumulated During the Development Stage	(7,237,097)

TOTAL STOCKHOLDERS' DEFICIT	(1,615,662)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$507,890

The accompanying notes are integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from	Period from
		Inception,	Inception,
	Year Ended	April 27, 2005 to	April 27, 2005 to
	December 31, 2006	December 31, 2005	December 31, 2006

REVENUES	$688,691	$39,379	$728,070

COST OF REVENUES	763,518	28,986	792,504

GROSS PROFIT/(LOSS)	(74,827)	10,393	(64,434)

EXPENSES
Payroll, contract labor & consultants	4,696,285	599,256	5,295,541
Selling, general and administrative expenses	980,372	213,871	1,194,243

OPERATING LOSS	(5,751,484)	(802,734)	(6,554,218)

Interest expense	(44,771)	(435,616)	(480,387)
Loss on issuance of common stock	(175,724)	(26,768)	(202,492)

NET LOSS	$(5,971,979)	$(1,265,118)	$(7,237,097)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.13)	$(0.03)	$(0.17)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	45,690,000	36,985,000	42,160,000

The accompanying notes are integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND	SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During the	Treasury	Total
	Common Stock		Paid-In	Development	Stock	Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Deficit
BALANCE, AT INCEPTION -- April 27, 2005	10,240,000	$ 10,240	$ (10,240)	$ -	$ -	$ -

Adjustment for Costs Paid by Shareholder	--	--	6,500	--	--	6,500
Option to Purchase Treasury Stock					(400,000)	(400,000)
Deferred Debt Issuance Costs	--	--	400,000	--	--	400,000
Effect of Recapitalization	26,525,188	26,525	(26,525)	--	--	-
Interest Imputed on Non-Interest Bearing Notes Payable	--	--	26,884	--	--	26,884
Common Stock Issued for Purchase of Assets of	100,000	100	33,500	--	--	33,600
One Stop Prescriptions
Common Stock Issued Upon Conversion of Notes Payable	418,857	419	193,892	--	--	194,311
and Accrued Interest
Common Stock Issued for Consulting Services	100,000	100	44,900	--	--	45,000
Cancellation of Option to Purchase Treasury Stock	--	--	(400,000)	--	400,000	-
Net loss	--	--	--	(1,265,118)	--	(1,265,118)
.
BALANCE -- December 31, 2005	37,384,045	$37,384	$268,911	$(1,265,118)	--	$(958,823)

Common Stock Issued for Cash	799,900	800	199,175	--	--	199,975
Common Stock Issued for Compensation	1,457,000	1,457	519,893	--	--	521,350
Common Stock Issued for Consulting Services	5,465,166	5,465	1,556,603	--	--	1,562,068
Common Stock Issued Upon Conversion of Advances	1,556,664	1,557	387,609	--	--	389,166
Common Stock Issued Upon Conversion of Current Liabilities	296,804	297	140,904	--	--	141,201
Common Stock Issued Upon Conversion of Notes Payable	2,768,596	2,768	689,380	--	--	692,148
Common Stock Issued Upon Exercise of Stock Options	1,600,000	1,600	369,825	--	--	371,425
Expense of Stock Option & Warrant Grants	--	--	1,232,179	--	--	1,232,179
Interest Imputed on Non-Interest Bearing Notes Payable	--	--	29,904	--	--	29,904
Loss on Conversion of Notes & Advances Payable	--	--	123,622	--	--	123,622
Loss on Issuance of Common Stock	--	--	52,102	--	--	52,102
Net loss	--	--	--	(5,971,979)	--	(5,971,979)
.
BALANCE -- December 31, 2006	51,328,175	$51,328	$5,570,107	$(7,237,097)	$--	$(1,615,662)

The accompanying notes are integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from	Period from
		Inception,	Inception,
	Year Ended	April 27, 2005 to	April 27, 2005 to
CASH FLOWS FROM OPERATING ACTIVITIES	December 31, 2006	December 31, 2005	December 31, 2006
Net Loss	$(5,971,979)	$(1,265,118)	$(7,237,097)

Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on Disposal of Office Equipment	1,284	-	1,284
Interest Imputed on Non-Interest Bearing Notes Payable	29,904	26,884	56,788
Costs Paid by Shareholder	-	6,500	6,500
Interest Converted to Common Stock	2,974	2,542	5,516
Depreciation and Amortization	19,343	401,237	420,580
Loss on Issuance of Common Stock	175,724	26,768	202,492
Stock Issued for Consulting Services	1,562,068	45,000	1,607,068
Compensatory Element of Stock Issuance	1,753,529	-	1,753,529
Stock Issued for Conversion of Current Liabilities	141,201	-	141,201
Bad Debt Expense	16,511	-	16,511
Changes in operating assets and liabilities:
Accounts Receivable	(50,356)	(7,040)	(57,396)
Inventories	(18,305)	(10,878)	(29,183)
Deposits	-	(12,557)	1,801
Prepaid Expenses	14,358	(15,711)	(15,711)
Accounts Payable	534,835	53,086	620,409
Other Current Liabilities	(51,339)	102,481	51,142

NET CASH USED IN OPERATING ACTIVITIES	$(1,807,760)	$(646,806)	$(2,454,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment	(265,786)	(9,752)	(275,538)
Purchase of Intangible Assets	(64,000)	(20,000)	(84,000)
NET CASH USED IN INVESTING ACTIVITIES	$(329,786)	$(29,752)	$(359,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	199,975	-	199,975
Exercise of Stock Options	371,425	-	371,425
Bank Overdraft	32,488	-	32,488
Proceeds from Third Party Advances	486,973	-	486,973
Note Proceeds from Stockholders	1,050,000	763,140	1,813,140
Note Principal Payments to Stockholders	-	(54,798)	(54,798)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,108,373	$708,342	$2,816,715

NET INCREASE IN CASH	(29,173)	31,784	2,611

CASH– Beginning	31,784	-	-

CASH– Ending	$2,611	$31,784	$2,611

The accompanying notes are integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
		Period from	Period from
		Inception,	Inception,
	Year Ended	April 27, 2005 to	April 27, 2005 to
	December 31, 2006	December 31, 2006	December 31, 2006
Cash paid for:
Interest	$8,762	$2,227	$10,989
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:			$-
Note Payable for Option to Purchase Treasury Stock	$-	$400,000	$400,000
Notes Payable and Advances Converted to Common Stock	$1,081,316	$165,000	$1,246,316
Common Stock Issued for Acquisition of Assets	$-	$33,600	$33,600
Capitalization of Deferred Debt Issuance Costs	$-	$(400,000)	$(400,000)

The accompanying notes are integral part of these consolidated financial statements

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Company

Intrepid Holdings, Inc. (“Intrepid” or “Company”) was originally incorporated in March 1997 as Sphinx Industries, Inc., a Nevada corporation. From inception, Intrepid changed its name from Sphinx Industries, Inc. to AutoFund Servicing, Inc. and, in July 2004, to Intrepid Holdings, Inc.

Prior to the April 27, 2005 recapitalization, Intrepid was a shell company with no assets or liabilities.

On April 27, 2005, Intrepid entered into an agreement to purchase all of the assets of Rx Fulfillment Services, Inc. (RxFS), a privately owned Texas corporation. These assets were purchased in exchange for 26,525,188 shares of Intrepid’s common stock. The assets were placed in a wholly-owned subsidiary simultaneously created as part of this transaction called Rx Fulfillment Services, a Nevada corporation. As a result of this transaction, the shareholders and managers of the privately owned company (RxFS) gained control of the public company (Intrepid) resulting in a recapitalization of the Company. Prior to the recapitalization, RXFS was not an operating entity, rather, it was a dormant entity which was party to various contracts and owned the contractual rights to provide pharmacy services and pharmacy fulfillment services to VipMedRx, Inc. (VMRx), a company owned by two of Intrepid’s Directors. However, no services had ever been provided related to these contracts and the related rights. Therefore, although the historical consolidated financial statements presented herein are those of RxFS no historical information is presented prior to the recapitalization as RXFS had not entered into any transactions that would impact the financial statements presented herein.

On August 3, 2005, Intrepid acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a closed-door retail and mail-order pharmacy in Houston, Texas and is licensed to provide mail order prescription services in twenty states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the twenty states in which One Stop is currently licensed.

Community Allied Development Corporation, (CADC) a Texas corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. The Company is currently in the process of identifying potential opportunities in the greater Houston area to develop its first community. During the year ended December 31, 2006 CADC acted as the general contractor and quality control manager for the build-out of the Company’s My Healthy Access clinics. Although revenues were generated from these functions the expenses were passed to My Healthy Access at cost and as such no profit was generated.

My Healthy Access, Inc. (MHA) a Delaware corporation, was formed on March 6, 2006 as a wholly owned subsidiary of the Company. My Healthy Access develops and operates walk-in minor medical clinics in established retail operations. At December 31, 2006 the Company had four My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston Metro area.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intrepid Systems, Inc. (ISI) a Nevada corporation, was formed on February 14, 2006 as a wholly-owned subsidiary to develop and sell specialized medical technologies for healthcare providers. This entity is currently inactive.

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

Although the Company has commenced operations, it remains a development stage enterprise until significant revenues are realized. The Company has devoted substantially all of its recent efforts to its pharmacy and retail clinic operations, product development, financial planning, raising capital and developing its business plan.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 - Management Plans and Going Concern

The Company sustained a substantial operating loss of approximately $5,751,000 during the year ended December 31, 2006, and as of December 31, 2006, had a deficit accumulated during the development stage of $7,237,000. In addition, the Company had negative cash flows from operations of approximately $1,808,000 during the year ended December 31, 2006.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to finance these expenditures, the Company has raised capital in the form of debt which will have to be repaid, as discussed in detail below.  The Company has depended on shareholder loans for much of its operating capital.  The Company will need to raise capital in the next twelve months in order to remain in business.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management anticipates that significant dilution will occur as the result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations. There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s previously announced projects and initiatives will be successful and will provide significant profit to the Company which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

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

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFFICE EQUIPMENT AND FURNISHINGS - Office equipment and furnishings are stated at cost. Depreciation is provided over the estimated useful lives of three to seven years using the straight-line method. Upon sale or retirement, the cost and relatedaccumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations.

INTANGIBLE ASSETS - Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. Significant estimates used in the impairment valuation include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

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

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. The Company provides allowances for potential credit losses when necessary. There is a $10,500 allowance for doubtful accounts at December 31, 2006.

LONG-LIVED ASSETS - The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company does not believe that any long-lived assets are impaired at December 31, 2006, based on the estimated future cash flows of the Company.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization ofthe deferred tax benefits supported by demonstrated trends in the Company’s operating results.

LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. As of December 31, 2006 and 2005, the Company did not have any common equivalent shares that would be considered dilutive.

REVENUE RECOGNITION - As of December 31, 2006 the Company derived its revenues principally from its pharmacy business. In general, the Company collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the product has been accepted by the customer.

The Company’s My Healthy Access, Inc. subsidiary collects direct payments for services from its customers at the time of service or collects a co-payment at the time of service and bills the remaining amount to either an approved private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the service has been provided.

STOCK BASED COMPENSATION - Statement of Financial Accounting Standards 123(R), “Share-Based Payment”, (SFAS 123(R)) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's consolidated statements of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 and for the period from inception April 27, 2005 to December 31, 2006 and reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized in the Company's consolidated statements of operations for the year ended December 31, 2006 and for the period from inception April 27, 2005 to December 21, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) related to non-employee stock options was $559,000 for the year ended December 31, 2006 and for the period from inception April 27, 2005 to December 31, 2006.

As stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 4 - Acquisition

On August 3, 2005 the Company acquired One Stop Prescriptions #2 (One Stop), a Texas Corporation. One Stop operates a retail pharmacy in Houston, Texas and is licensed to provide mail order prescription services in 20 states. This acquisition is operated by RxFS and allows RxFS to develop mail order pharmacy services in the 20 states in which One Stop is currently licensed. The purchase price was paid with $20,000 in cash and the issuance of 100,000 shares of common stock valued at $33,600 based on the quoted market price of the Company’s common stock on the date of the acquisition. The assets acquired were valued at $53,600. The purchase price was allocated as follows:

Pharmacy licenses	$40,000
Controlled substance licenses	10,000
Equipment, hardware and inventory	3,600
Total	$53,600

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Office Equipment and Furnishings

Office equipment and furnishings consist of the following at December 31, 2006:

	Est. Life Years	Acquisition Value	Accumulated Depreciation	Net Value

Computers	3	$16,481	$(2,829)	$13,652
Office Equipment	5	106,848	(5,916)	100,932
Furnishings & Fixtures	5	110,123	(9,773)	100,350
Leasehold Improvements	3-7	94,182	(1,815)	92,365

Total		$327,634	$(20,333)	$307,301

NOTE 6 - Other Current Liabilities

Other Current Liabilities at December 31, 2006 consist of the following:

Deferred Rent Payable	$39,117
Payroll Taxes Payable	4,428
Sales Tax Payable	2,443
Other	5,154
Total	$51,142

NOTE 7 - Advances from Third Parties

As of December 31, 2006 the Company had received net, non-interest bearing advances from certain third parties totaling $377,000. These advances are not collateralized and are due on demand.

NOTE 8 - Notes Payable to Stockholders

					Outstanding
			Interest	Maturity	Balance
Maker	Relationship	Date	Rate	Date	12/31/2006
Maurice Stone	Chairman	5/31/2005	(1)	(2)	$25,000
Edith Premazon	Shareholder	5/31/2005	10%	(2)	300,000
Edith Premazon	Shareholder	5/31/2005	10%	(2)	500,000
Incident Management	Shareholder	6/5/2005	12%	(2)	250,000
TOTALS					$1,075,000

(1) Note bears no stated interest; however, interest is imputed based on a rate of 8%
(2) Notes are uncollateralized and do not contain a specified maturity date. They are fully callable by the maker.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2006, the Company converted unsecured promissory notes, certain Third Party Advances, current liabilities, and accrued interest totaling $1,222,515 into 4,622,064 shares of its common stock with a fair value of $1,346,137 based on the quoted market price of its common stock on the respective date of conversion, which resulted in a $123,622 loss on conversion of notes and advances payable.

From inception, April 27, 2005, through December 31, 2005, the Company converted four unsecured promissory notes totaling $165,000 together with $2,542 of accrued interest into 418,857 shares of our common stock with a fair value of $194,310 based on the quoted market price of the Company’s common stock, which resulted in a $26,768 loss on conversion of the notes payable.

On April 27, 2005, the Company executed a promissory note in the amount of $400,000 (the Galleria Note) in favor of Galleria Securities, Inc. (Galleria) in order to purchase 5,000,000 shares of the Company’s common stock held by Galleria for $.0001 per share which was contingent upon the Company meeting certain milestones. Since the purchase price of $0.0001 was less than the fair market value of the Company's common stock of $0.40, which was determined based on the quoted market price of the Company’s common stock on the date of the transaction, the Company recorded deferred debt issuance costs of $400,000 which were to be amortized over the three term of the underlying agreement.

At December 31, 2005, Galleria owned 7,450,000 shares or approximately 20% of the Company’s common stock. Effective January 1, 2006 certain shareholders of the Company purchased this obligation from Galleria for the outstanding principal balance amount of $375,000. Upon purchase of the obligation, these shareholders became the beneficiaries of 5,000,000 shares of the Company’s common stock held by Galleria.

Due to the nature of this transaction the Company recorded the effects of the new agreement in its 2005 financial statements as if the transactions had occurred prior to December 31, 2005.

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

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Commitments

In May 2005, the Company entered into a lease agreement for approximately 3,000 square feet of office space. The term of the agreement was for 39 months with an average monthly rental rate of $3,445. In January 2006, the Company renegotiated this lease and relocated to larger office space within the same building in order to consolidate its pharmacy operations. This new space consists of approximately 9,500 square feet. The term of the new lease is 86 months with an average monthly rental rate of $12,750.

Additionally, the Company’s My Healthy Access, Inc. subsidiary executed a master lease agreement with Wal-Mart Stores, Inc. to operate mini-health clinics in certain Wal-Mart SuperCenters. As of December 31, 2006 lease addendums of four of these clinics had been executed. The term of the Wal-Mart lease addendums is for 36 months at an average monthly rental rate of $1,620.

Rent expense for the periods ended December 31, 2006 and 2005 totaled $168,170 and $23,537 respectively.

Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

Year	Annual Expense

2007	$236,558
2008	$235,771
2009	$223,229
2010	$162,639
2011	$162,639

Subsequent to 2011 minimum annual rentals under non-cancelable operating leases total $195,326.

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. “Butch” Woolfolk. In addition, Mr. Woolfolk may be granted discretionary bonuses based upon the performance of CADC. During the year ended December 31, 2006 the Company issued 141,000 shares of its common stock with a fair value of $57,300 based on the quoted closing market price of the Company’s common stock on the respective date of issuance to Mr. Woolfolk under its 2005 Stock Plan. A summary description of the Company’s Stock Plan can be found in Note 11.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities, at December 31, 2006, were as follows:

Deferred tax assets:
Net operating loss carry-forwards	$1,090,835
Total deferred tax assets	1,090,835
Valuation allowance	(1,090,728)
Net deferred tax asset	$107

Deferred tax liabilities:
Property and equipment	$(107)
Total deferred tax liabilities	(107)
Net deferred tax asset	$-

The difference between the income tax provision (benefit) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended December 31, 2006 is as follows:

	Amount	Percent
Benefit for income tax at federal statutory rate	$(2,030,473)	(34%)
Increase in valuation allowance	830,837	14%
Stock issued for compensation	708,362	12%
Expense of stock option and warrant grants	418,941	7%
Loss on conversion of notes payable	59,746	1%
Interest imputed on non-interest bearing notes payable	10,167	0%
Other	2,420	0%
	$--	--

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the income tax provision (benefit) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the period from Inception, April 27, 2005 to December 31, 2005 is as follows:

	Amount	Percent

Benefit for income tax at federal statutory rate	$(430,140)	(34%)
Increase in valuation allowance	259,891	20%
Amortization of deferred debt issuance costs	136,000	11%
Stock issued for compensation	15,300	1%
Loss on conversion of notes payable	9,101	1%
Interest imputed on non-interest bearing notes payable	9,141	1%
Other	707	0%
	$--	--

The difference between the income tax provision (benefit) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the period from Inception, April 27, 2005 to December 31, 2006 is as follows:

	Amount	Percent

Benefit for income tax at federal statutory rate	$(2,460,613)	(34%)
Increase in valuation allowance	1,090,728	15%
Amortization of deferred debt issuance costs	136,000	2%
Stock issued for compensation	723,662	10%
Expense of stock option and warrant grants	418,941	6%
Loss on conversion of notes payable	68,847	1%
Interest imputed on non-interest bearing notes payable	19,308	0%
Other	3,127	0%
	$--	--

As of December 31, 2006, for U.S. federal income tax reporting purposes, the Company has approximately $3,208,337 of unused net operating losses (“NOLs”) available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the year ended December 31, 2026. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company. Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Stockholders’ Deficit

Stock Option Plan
Effective October 15, 2005 the Company's Board of Directors adopted the “2005 Stock Plan for Directors, Officers, and Consultants“ (“the Stock Plan”), subject to approval by the Company's stockholders within 12 months of the date of adoption. On April 24, 2006 the Company filed an amended Stock Plan which increased the authorized shares for issuance under the Stock Plan from 3,000,000 to 5,000,000. The purpose of the Stock Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

During the year ended December 31, 2006 the Company issued 487,000 shares under the Stock Plan to its employees, officers, and directors valued at $195,350 based on the quoted market price of the Company’s common stock on the respective dates of agreement.

Also, during the year ended December 31, 2006 the Company issued 2,618,166 shares under the Stock Plan to several consultants for services valued at $731,768 based on the quoted market price of the Company’s common stock on the respective dates of agreement.

In addition, during the year ended December 31, 2006, pursuant to the Stock Plan, certain consultants have exercised options granted to purchase common stock directly from the Company. The Company received $371,425 from the exercise of options to purchase 1,600,000 shares of common stock valued at an average of $.23 based on the quoted market price of the Company’s common stock on the grant date of the underlying options.

The weighted-average estimated fair value of stock options granted pursuant to the Stock Plan during the year ended December 31, 2006 was $0.25 per share using the Black-Scholes model with the following assumptions:

Expected volatility    255%
Risk-free interest rate                        5.0%
Expected life                                   3 years

Based on the Company’s limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted pursuant to the Stock Plan during the year ended December 31, 2006 was $399,317. There were no options granted pursuant to the Stock Plan during the period from Inception, April 27, 2005 to December 31, 2005.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, no options pursuant to the Stock Plan were outstanding. A summary of stock option activity under the Stock Plan is as follows:

	Shares Issuable Under Outstanding Options	Weighted Average Exercise Price

Balance at December 31, 2005	--	--

Granted	1,600,000	$0.23
Exercised	(1,600,000)	$0.23

Balance at December 31, 2006	--	--

Options granted outside the Stock Plan
During the year ended December 31, 2006 the Company granted options to purchase 1,500,000 shares of common stock to two officers of the Company. These options have an exercise term of 3 years at a price of $.30 per share based on the quoted market price of the Company’s common stock on the grant date of the options.

Additionally, during the year ended December 31, 2006 the Company granted options to purchase 500,000 shares of common stock to a consultant of the Company. These options have an exercise term of 3 years at a price of $.35 per share based on the quoted market price of the Company’s common stock on the grant date of the options.

The weighted-average estimated fair value of stock options granted outside the Stock Plan during the twelve months ended December 31, 2006 was $0.29 per share using the Black-Scholes model with the following assumptions:

Expected volatility    194%
Risk-free interest rate           5.0%
Expected life                                      3 years

Based on the Company’s limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted outside the Stock Plan during the twelve months ended December 31, 2006 was $572,000.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, 2,000,000 options issued outside the Stock Plan were outstanding. A summary of stock option activity outside the Stock Plan is as follows:

	Shares Issuable Under Outstanding Options	Weighted Average Exercise Price

Balance at December 31, 2005	--	--

Granted	2,000,000	$0.30
Exercised	--	--

Balance at December 31, 2006	2,000,000	$0.30

Following is a summary of all stock options outstanding at December 31, 2006 and 2005.

	Options Outstanding			Options Exercisable
Exercise Price	Remaining Term	Shares	Exercise Price	Shares	Exercise Price

$.30	10 Yrs.	1,500,000	$.30	500,000	$0.30
$.35	10 Yrs.	500,000	$.35	250,000	$0.35

Balance at 12/31/06		2,000,000	$.31	750,000	$0.31

Balance at 12/31/05		--	--	--	--

Issuances outside the Stock Plan
During the year ended December 31, 2006 the Company issued 2,847,000 shares of its common stock to consultants for services valued at $830,300 based on the quoted market price of the Company’s common stock on the issuance date.

Additionally, during the year ended December 31, 2006 the Company issued 970,000 shares of its common stock to employees, officers, and directors valued at $326,000 based on the quoted market price of the Company’s common stock on the issuance date.

During the period from Inception, April 27, 2005 to December 31, 2005, the Company entered into a consulting agreement for services to be rendered related to the formation of Community Allied Development Corporation and issued 100,000 shares of common stock valued at $.45 per share or $45,000 based on the quoted market price of the Company’s common stock on the date of the agreement.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement
In a private placement in November 2006, the Company raised $37,000 from investors by the issuance of 148,000 shares of the Company’s stock at a price of $.25 per share. Under the terms of the Securities Purchase Agreement, the Company also issued two series of warrants to the investors to purchase 37,000 shares of the Company’s common stock at a exercise price of $.50 per share and 37,000 shares of the Company’s common stock at a exercise price of $1.00 per share. These warrants have a term of two years. The fair value of these warrants of approximately $17,600 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 189%. In accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (EITF 00-19) these warrants have been accounted for as permanent equity instruments.

The common stock issued in the Private Placement had a fair value of $40,000 based upon the quoted market price of the Company’s common stock on the date of issuance which caused a loss on issuance of common stock of $2,870.

In a private placement in September 2006, the Company raised $162,975 from investors by the issuance of 651,900 shares of the Company’s stock at a price of $.25 per share. Under the terms of the Securities Purchase Agreement, the Company also issued two series of warrants to the investors to purchase 162,975 shares of the Company’s common stock at a exercise price of $.50 per share and 162,975 shares of the Company’s common stock at a exercise price of $1.00 per share. These warrants have a term of two years. The fair value of these warrants of approximately $76,500 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 189%. In accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (EITF 00-19) these warrants have been accounted for as permanent equity instruments.

The common stock issued in the Private Placement had a fair value of $212,207 based upon the quoted market price of the Company’s common stock on the date of issuance which caused a loss on issuance of common stock of $49,232.

Issuance of Warrants to Purchase Common Stock
During the year ended December 31, 2006 the Company granted certain note holders warrants to purchase 312,500 shares of the Company’s common stock at an exercise price of $.50 per share and 312,500 shares of the Company’s common stock at an exercise price of $.75 per share. These warrants have a term of two years. The fair value of these warrants of $166,762 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 5.00%; dividend yield of 0%; and a volatility of 183%. In accordance with EITF 00-19, these warrants have been accounted for as permanent equity instruments.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is as follows:

	Shares Issuable	Weighted Average Exercise Price
Balance at December 31, 2005	--	--

New Warrants issued to Noteholders	625,000	$0.63

New Warrants issued with Stock Subscriptions	399,950	$0.75

Balance at December 31, 2006	1,024,950	$0.70

All outstanding warrants are currently exercisable. A summary of outstanding warrants at December 31, 2006 follows:

Outstanding Warrants	Expiration Date	Exercise Price
162,975	September 2008	$1.00
312,500	October 2008	$0.50
312,500	October 2008	$0.75
37,000	November 2008	$0.50
37,000	November 2008	$1.00
1,024,950

Conversion of Notes Payable and Other Liabilities
During the year ended December 31, 2006, the Company converted unsecured promissory notes, certain Third Party Advances, current liabilities, and accrued interest totaling $1,222,515 into 4,622,064 shares of its common stock with a fair value of $1,346,137 based on the quoted market price of its common stock on the respective date of conversion, which resulted in a $123,622 loss on conversion of notes and advances payable.

NOTE 12 - Major Supplier

McKesson Corporation is the Company’s main pharmaceutical and durable medical equipment supplier, supplying more than 90% of the pharmaceuticals sold through the Company’s pharmacy.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Related Party Transactions

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

On May 1, 2006, Intrepid Systems, Inc., a wholly-owned subsidiary of the Company, entered into software license with VMRx relating to specialized clinical management software to be utilized by the Company’s My Healthy Access, Inc. subsidiary. The purchase price for the software license was $64,000 and was negotiated solely by Toney Means, President of Intrepid Systems, Inc. without the involvement of Mr. Stone. Management believes the cost of the license from VMRx is consistent with industry pricing for similar software licenses.

NOTE 14 - Subsequent Events

Notes Payable to Shareholders
Subsequent to December 31, 2006, the Company raised an additional $525,000 through the issuance of two promissory notes to existing shareholders. These notes bear interest at the rate of 10%, are due 6 months from the date of issuance and are not collateralized.

Share Issuances
Subsequent to December 31, 2006 the Company issued 305,000 shares of its common stock to several consultants for services rendered valued at $97,600 based on the quoted market price of the Company’s common stock on the date of issuance.

Also, the Company converted certain third party advances totaling $312,500 into 1,425,000 shares of our common stock with a fair value of $384,750 based on the quoted market price of the Company’s common stock, which resulted in a $72,250 loss on conversion of the third party advances.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
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

Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8-B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company and certain information concerning them are set forth below as of December 31, 2005:

Name	Position	Age

Maurice R Stone	Chairman/CEO	47
	Principal Financial Officer
	Director

Toney E Means	President	48
	Director

Dr. Ernest Carter, Jr.	Director	50

Monice Hagler-Tate	Director	52

James H Shelton, III	Director	39

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

Mr. Toney E Means has served as president of Rx Fulfillment Services, Inc. since April 27, 2005. On December 19, 2006 Mr. Means was chosen by the Board of Directors to serve as President of the Company. Mr. Means joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. From October 2004 through April 2005 Mr. Means was Vice President of Marketing for Direct Pharmacy Service, Inc. From 1999 through October, 2004 Mr. Means was Chairman and President of Imiren Pharmaceuticals, Inc. an African-American owned and operated pharmaceutical company. Mr. Means received his Bachelor’s Degree from Georgia Tech and an MBA from Keller Graduate School of Management.

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

Ms. Monice Hagler-Tate joined the Board of Directors in February 2006, for a term of one year or until such time as a successor is elected by our shareholders. Ms. Tate has is a partner with Fearnley, Califf, Martin, McDonald, Tate, & Kimbrow, a regional Law Firm headquartered in Memphis, Tennessee. Ms. Tate engages in the practice of law involving the development, zoning, sale, or exchange, and financing of real property, commercial and residential. She is Past-President of the National Bar Association and a member of the American, Tennessee and Memphis Bar Associations, and currently serves on the Boards of the Leadership Memphis Institute, the Law Library Commission, and Wesley Housing Corporation.  Ms. Tate received her B.S. degree in Psychology in 1975 from the University of Tennessee at Martin, her Masters of Science in Social Work Administration in 1978 from the University of Tennessee Center for the Health Sciences, and J.D. in 1982 from the University of Memphis School of Law.

Mr. James H Shelton, III joined the Board of Directors in April 2005, for a term of one year or until such time as a successor is elected by our shareholders. Mr. Shelton is currently employed as Program Director for the Gates Foundation a position that he has held since July 2003. From July 2002 to June 2003, he was NewSchools Venture Fund’s East Coast Partner. In July 2001 he launched the consulting division of Edison Schools, after Edison acquired LearnNow, a for-profit education management company that he co-founded in September 1999. Mr. Shelton received his B.S. degree in computer science in 1989 from Morehouse College in Atlanta, GA and his Masters degrees in Business Administration and Education in 1993 from Stanford University in Palo Alto, California.

SIGNIFICANT EMPLOYEES

We do not have any significant employee who is not an executive officer but who is expected to make a significant contribution to the business.

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.

BOARD OF DIRECTORS

We held 4 meetings of the Board of Directors during the fiscal year ended December 31, 2006, and the Board of Directors did not take action by unanimous written consent during that period. Mr. Stone and Mr. Means are our only Directors who are also officers. The Board of Directors does not currently have any committees, which we believe is adequate based on the size of our business.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2006.

CODE OF ETHICS

Our Board of Directors has discussed the adoption of a code of business conduct and ethics for directors, officers and employees but has not yet adopted a Code of Ethics. It is anticipated that the Board of Directors will adopt a Code of Ethics in the near future. Upon adoption of a Code of Ethics, we will comply with all SEC reporting requirements.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth, for the period year ended December 31, 2006 and the period from Inception, April 27, 2005 to December 31, 2006 all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer and President or acting in a similar capacity and all Officers of the Company who earned more than $100,000 annually.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Other Compensation	Securities Underlying Options

Maurice Stone	2006	$30,000(1)	$113,750(2)	500,000
Chairman & CEO	2005	--	--	--

Toney E Means	2006	$83,750	$127,500(3)	1,000,000
President	2005	$31,250	--	--

(1)	Mr. Stone began drawing a annual salary of $120,000 in October 2006.
(2)	Represents the issuance to Mr. Stone in December 2006 of 325,000 shares of common stock.
(3)	Represents the issuance to Mr. Means in December 2006 of 400,000 shares of common stock.

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

OPTION GRANTS FOR FISCAL YEAR 2006

The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 2006, to each of the named executive officers:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Maurice Stone	500,000	33.3%	$0.30	12/19/2016

Toney E Means	1,000,000	66.7%	$0.30	12/19/2016

AGGREGATED OPTION EXERCISES IN FISCAL
YEAR 2006 AND DECEMBER 31, 2006 OPTION VALUES

The named executive officers did not exercise any stock options during the year ended December 31, 2006. The following table sets forth information as of December 31, 2006, concerning options held by the named executive officers.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Exercisable	Unexerciseable	Exercisable	Unexerciseable

Maurice Stone	166,667	333,333	$3,333	$6,667

Toney E Means	333,334	666,667	$6,667	$13,334

EMPLOYMENT AGREEMENTS

Maurice Stone - On December 19, 2006 the Company entered into an employment agreement (the "Agreement") with Maurice R. Stone pursuant to which he will continue to serve as Chief Executive Officer of the Company. The Agreement provides that Mr. Stone will serve as the Company's Chief Executive Officer until the earlier of (i) his death or Disability (as defined in the Employment Agreement); (ii) the termination of his employment by either party without cause; or (iii) the termination of his employment with Cause (as defined in the Agreement). Under the Agreement, Beginning January 1, 2007, Mr. Stone will receive an annual base salary of $216,000. In addition, Mr. Stone is eligible to receive annual bonuses as determined by the Company’s compensation committee.

During Mr. Stone's employment, the Agreement provides for his nomination to the Company's Board of Directors (the "Board") and, if so elected, his appointment as chairman of the Board. Mr. Stone would resign from the Board upon the termination of his employment.

Mr. Stone is employed “at-will” by the Company, and accordingly may be terminated with or without reason or notice at any time. If Mr. Stone is terminated other than with good cause or leaves for good reason (each as defined in the Employment Agreement), the Company will pay a severance equal to twelve months base salary in effect on the date of Mr. Stone’s termination of employment. If Mr. Stone is terminated in connection with a Change of Control (as defined in the Agreement) the Company will pay a severance equal to twenty-four months base salary in effect on the date of Mr. Stone’s termination and purchase one hundred (100%) percent of Mr. Stone’s then held equity in Company at a rate equal to one hundred and fifty (150%) percent of the value of Mr. Stone’s equity (i) at the date of termination closing trading price or (ii) at the date immediately prior to the date of termination closing price respectively.

In accordance with the Employment Agreement, the Company also granted Mr. Stone an option to purchase 500,000 shares (the “Option”) of the Company’s common stock, at an exercise price of $0.30 per share. The Option is scheduled to vest at a rate of 33% on each anniversary of the grant over three (3) years assuming Executive’s continued employment with the Company on each scheduled vesting date.

Toney E. Means - On December 19, 2006 the Company entered into an employment agreement (the "Agreement") with Toney E. Means pursuant to which he will serve as President of the Company. The Agreement provides that Mr. Means will serve as the Company's President until the earlier of (i) his death or Disability (as defined in the Employment Agreement); (ii) the termination of his employment by either party without cause; or (iii) the termination of his employment with Cause (as defined in the Agreement). Under the Agreement, Beginning January 1, 2007, Mr. Means will receive an annual base salary of $204,000. In addition, Mr. Means is eligible to receive annual bonuses as determined by the Company’s compensation committee.

During Mr. Means's employment, the Agreement provides for his nomination to the Company's Board of Directors. Mr. Means would resign from the Board upon the termination of his employment.

Mr. Means is employed “at-will” by the Company, and accordingly may be terminated with or without reason or notice at any time. If Mr. Means is terminated other than with good cause or leaves for good reason (each as defined in the Employment Agreement), the Company will pay a severance equal to twelve months base salary in effect on the date of Mr. Means’s termination of employment. If Mr. Means is terminated in connection with a Change of Control (as defined in the Agreement) the Company will pay an additional severance payment of $1,000,000 if within the first 12 months, $667,000 if within the second 12 months, and $334,000 if within the third 12 months of the Agreement.

In accordance with the Employment Agreement, the Company granted Mr. Means an option to purchase 1,000,000 shares (the “Option”) of the Company’s common stock, at an exercise price of $0.30 per share and a grant of 250,000 shares of the Company’s restricted common stock. Both the Option and grant are scheduled to vest at a rate of 33% on each anniversary of the Agreement over three (3) years assuming Executive’s continued employment with the Company on each scheduled vesting date.

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees.

EMPLOYEE STOCK OPTION PLAN

Effective October 15, 2005 our Board of Directors adopted the “2005 Stock Plan for Directors, Officers, and Consultants“ (“the Stock Plan”), subject to approval by the our stockholders within 12 months of the date of adoption. On April 24, 2006 we filed an amended Stock Plan which increased the authorized shares for issuance under the plan from 3,000,000 to 5,000,000. The purpose of the Stock Plan is to provide eligible persons who participate with an opportunity to acquire a proprietary interest in the Company as an incentive for them to remain in the service of the Company. Eligible persons include employees, non-employee members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

A complete discussion of the Employee Stock Option Plan can be found in Part II, Item 5.

REPRICING OF OPTIONS

None.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2007 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of February 28, 2007, there were 52,208,375 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)
Maurice R. Stone 3200 Wilcrest Dr. #575 Houston, Texas 77072	Chairman/CEO	6,785,000(2)	13.00%

Toney E. Means 3200 Wilcrest Dr. #575 Houston, Texas 77072	Director/President	2,550,000(3)	4.88%

Dr. Ernest Carter, Jr. 3200 Wilcrest Dr. #575 Houston, Texas 77072	Director	1,144,426	2.19%

James H. Shelton, III 3200 Wilcrest Dr. #575 Houston, Texas 77072	Director	726,835	1.39%

Monice Hagler-Tate 3200 Wilcrest Dr. #575 Houston, Texas 77072	Director	325,000.62%

Theodis Ware 3200 Wilcrest Dr. #575 Houston, Texas 77072	Vice President	1,700,000	3.26%

All Officers and Directors as a group (total of 4)		13,231,261	25.34%

(4)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2006.

(5)	Includes options to purchase 500,000 shares of common stock.
(6)	Includes options to purchase 1,000,000 shares of common stock.

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

On April 27, 2005, the Company elected Maurice Stone as CEO and Chairman of the Board and Dr. Ernest Carter to the Board of Directors.  Mr. Stone & Dr. Carter are the sole shareholders of VMRx, a software services provider whose contract we acquired in the RxFS acquisition.  Under this contract, VMRx will provide marketing services and software to doctors and other medical professionals, including proprietary e-prescription software. The contract makes RxFS the exclusive pharmacy fulfillment service for VMRx clients. As part of the contract VMRx shall receive a 5% marketing commission on gross sales generated by RxFS from VMRx clients. As of February 28, 2007 no commissions have been paid or accrued under this agreement.

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

10.1
Employment Agreement between the Company and Maurice Stone dated as of December 19, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on December 19, 2006 (the “Stone 8-K”). **

10.1
Employment Agreement between the Company and Toney E. Means dated as of December 19, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on December 19, 2006 (the “Means 8-K”). **

21.1	Subsidiaries of the Registrant*

31.1	Certification of Mr. Stone as required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Mr. Means as required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Mr. Stone pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

32.2	Certification of Mr. Means pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*
---------------------------------------------
*             Filed herewith.
**	Signifies a management agreement or compensatory plan or arrangement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants for the year ended December 31, 2006:

Fee Category	Ham, Langston & Brezina, LLP
Audit Fees	$28,000
Audit-Related Fees(1)	26,486
Tax Fees(2)	--
All Other Fees(3)	1,028
Total Fees	$55,514

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

AUDITOR'S TIME ON TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2006 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Intrepid Holdings, Inc.

                                By: /s/ Maurice R Stone_________
                                Maurice R Stone
                                  Chairman & CEO
                                 (Principal Executive Officer
                                                                                                                                                                  and Principal Accounting Officer)

                                         By: /s/ Toney E. Means_________
                                  Toney E. Means
         President

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

SIGNATURE	TITLE	DATE
/s/ Maurice R Stone Maurice R Stone	Chairman & CEO (Principal Executive Officer and Principal Accounting Officer)	March 30, 2007

/s/ Toney E Means Toney E Means	President Director	March 30, 2007

/s/ Dr. Ernest Carter, Jr. Dr. Ernest Carter, Jr.	Director	March 30, 2007

/s/ Ms. Monice Hagler-Tate Ms. Monice Hagler-Tate	Director	March 30, 2007

/s/ James H Shelton, III James H Shelton, III	Director	March 30, 2007