Form 10QSB
period 2007-03-31
Intrepid Holdings, Inc.
filed 2007-05-15
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑    No

There were 53,958,375 shares of the registrant’s common stock issued and outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format:
Yes       No  ☑

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONTENTS
PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of March 31, 2007	F-1 - F-2

Consolidated Statements of Operations
for the three months ended March 31, 2007 and 2006	F-3

Consolidated Statements of Changes in Stockholders’ Deficit
for the three months ended March 31, 2007	F-4

Consolidated Statements of Cash Flows
for the three months ended March 31, 2007 and 2006	F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-7 - 14

ITEM 2 - MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15 - 19

ITEM 3 - CONTROLS AND PROCEDURES	20

PART 2 - OTHER INFORMATION

ITEM 1A - RISK FACTORS	21 - 27

ITEM 2 - CHANGES IN SECURITIES	28

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K	29

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2007

CURRENT ASSETS
Cash	$140,814
Accounts receivable, less allowance for doubtful
accounts of $15,422	28,088
Inventory	33,463
Total Current Assets	202,365

OFFICE EQUIPMENT AND FURNISHINGS, Net	490,035

OTHER ASSETS
Intangible Property - Licenses	114,000
Deposits	12,557
Total Other Assets	126,557

TOTAL ASSETS	$818,957

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIT

March 31, 2007

CURRENT LIABILITIES
Accounts Payable	$992,260
Other Current Liabilities	159,710
Notes Payable to Stockholders	1,826,147
Advances From Third Parties	384,500
Total Current Liabilities	3,362,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1 million shares
authorized; no shares issued and outstanding	-
Common Stock, $.001 par value, 100 million shares
authorized; 51,328,175 shares issued and outstanding	53,128
Additional paid-in capital	6,114,906
Accumulated Defecit	(8,711,694)

TOTAL STOCKHOLDERS' DEFICIT	(2,543,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$818,957

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

REVENUES	$404,025	$79,295

COST OF REVENUES	211,376	66,813

GROSS PROFIT/(LOSS)	192,649	12,482

EXPENSES
Payroll, contract labor & consultants	1,097,474	1,178,575
Selling, general and administrative expenses	387,773	141,615

OPERATING LOSS	(1,292,598)	(1,307,708)

Interest expense	(63,300)	(19,313)
Loss on issuance of common stock	(118,699)	(123,579)

NET LOSS	$(1,474,597)	$(1,450,600)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.03)	$(0.04)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	52,520,000	40,230,000

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCE -- December 31, 2006	51,328,175	$ 51,328	$ 5,570,107	$ (7,237,097)	$ (1,615,662)

Common Stock Issued for Consulting Services	335,000	335	105,065	--	105,400
Common Stock Issued Upon Conversion of Advances	1,465,000	1,465	321,035	--	322,500
Loss on Issuance of Common Stock	--	--	118,699	--	118,699
Net loss	--	--	--	(1,474,597)	(1,474,597)
.
BALANCE -- March 31, 2007	53,128,175	$53,128	$6,114,906	$(8,711,694)	$(2,543,660)

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2007	March 31, 2006
Net Loss	$(1,474,597)	$(1,450,600)

Adjustments to reconcile net loss to net
cash used in operating activities:
Interest Imputed on Non-Interest Bearing Notes Payable	-	15,060
Interest Accrued on Notes Payable	52,933	-
Interest Converted to Common Stock	-	2,974
Depreciation and Amortization	39,526	3,561
Loss on Issuance of Common Stock	118,699	123,579
Stock Issued for Consulting Services	105,400	624,083
Compensatory Element of Stock Issuance	-	372,535
Stock Issued for Conversion of Current Liabilities	-	134,000
Bad Debt Expense	7,900	11,233
Changes in operating assets and liabilities:
Accounts Receivable	4,897	(29,970)
Inventories	(4,282)	(18,393)
Deposits	-	200
Prepaid Expenses	1,353	7,017
Accounts Payable	371,850	5,700
Other Current Liabilities	108,569	(57,061)

NET CASH USED IN OPERATING ACTIVITIES	$(667,752)	$(256,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment	(222,259)	(33,550)
Purchase of Intangible Assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	$(222,259)	$(33,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of Stock Options	-	229,025
Proceeds from Third Party Advances	330,000	109,973
Note Proceeds from Stockholders	698,214	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,028,214	$338,998

NET INCREASE/(DECREASE) IN CASH	138,203	49,366

CASH– Beginning	2,611	31,784

CASH– Ending	$140,814	$81,150

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash investing and financing activities:
Notes Payable and Advances Converted to Common Stock	$322,500	$1,031,290
Common Stock Issued for Acquisition of Assets	$-	$50,026

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Intrepid Holdings, Inc. and Subsidiaries (“we”, “us”, “Company” or “Intrepid”) annual report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of Intrepid’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid’s financial position as of March 31, 2007 and the result of operations and cash flows for the three months ended March 31, 2007 have been included.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2007.

NOTE 2 - Description of Company

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

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

My Healthy Access, Inc. (MHA) a Delaware corporation, was formed on March 6, 2006 as a wholly owned subsidiary of the Company. My Healthy Access develops and operates walk-in minor medical clinics in established retail operations. At March 31, 2007 the Company had six My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston Metro area.

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

During the Period from Inception, April 27, 2005 to December 31, 2006 the Company operated as a development stage enterprise. Effective as of January 1, 2007 the Company exited the development stage.

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

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Management Plans and Going Concern

The Company sustained a substantial operating loss of approximately $1,475,000 during the three months ended March 31, 2007, and as of March 31, 2007, had an accumulated deficit of $8,712,000. In addition, the Company had negative cash flows from operations of approximately $672,000 during the three months ended March 31, 2007.

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

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies

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

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country. The Company provides allowances for potential credit losses when necessary. There is a $15,422 allowance for doubtful accounts at March 31, 2007.

LONG-LIVED ASSETS - The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company does not believe that any long-lived assets are impaired at March 31, 2007, based on the estimated future cash flows of the Company.

INCOME TAXES - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

LOSS PER SHARE - Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. As of March 31, 2007 the Company did not have any common equivalent shares that would be considered dilutive.

REVENUE RECOGNITION - As of March 31, 2007 the Company derived its revenues principally from its pharmacy business. In general, the Company collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the product has been accepted by the customer.

The Company’s My Healthy Access, Inc. subsidiary collects direct payments for services from its customers at the time of service or collects a co-payment at the time of service and bills the remaining amount to either an approved private insurance agency or through one of several governmentally subsidized programs. Revenue is fully recognized by the Company when the service has been provided.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - Office Equipment and Furnishings

Office equipment and furnishings consist of the following at March 31, 2007:

	Est. Life Years	Acquisition Value	Accumulated Depreciation	Net Value

Computers	3	$34,883	$(5,736)	$29,147
Office Equipment	5	100,957	(12,011)	88,946
Furnishings & Fixtures	5	137,784	(17,732)	120,052
Leasehold Improvements	3-7	276,103	(24,213)	251,890

Total		$549,727	$(59,692)	$490,035

NOTE 6 - Other Current Liabilities

Other current liabilities at March 31, 2007 consist of the following:

Deferred Rent Payable	$39,117
Accrued Payroll	88,659
Other	31,934
Total	$159,710

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Advances from Third Parties

As of March 31, 2007 the Company had received net, non-interest bearing advances from certain third parties totaling $384,500. These advances are not collateralized and are due on demand.

During the three months ended March 31, 2007, the Company converted certain Third Party Advances totaling $322,500 into 1,465,000 shares of its common stock with a fair value of $441,199 based on the quoted market price of its common stock on the respective dates of conversion, which resulted in a $118,699 loss on issuance of common stock.

NOTE 8 - Notes Payable to Stockholders

Notes Payable to Stockholders consists of the following at March 31, 2007:

					Outstanding
			Interest	Maturity	Balance
Maker	Relationship	Date	Rate	Date	3/31/2007
Maurice Stone	Chairman	5/31/2005	(1)	(2)	$25,000
Edith Premazon	Shareholder	3/31/2007	8.33%	9/16/2007	1,295,257
Richard R Bono	Shareholder	1/19/2007	10%	(2)	254,863
SC Consulting, Inc.	Shareholder	3/16/2007	10%	9/16/2007	251,027
TOTALS					$1,826,147
(1) Note bears no stated interest; however, interest is imputed based on a rate of 8%
(2) Notes are uncollateralized and do not contain a specified maturity date. They are fully callable by the maker.

NOTE 9 - Commitments

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary to develop specialized residential communities focused on the needs of elderly and disabled residents. As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. “Butch” Woolfolk. In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC. As of March 31, 2007 no such bonuses have been paid or accrued.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity

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

During the three months ended March 31, 2007 there we no stock issuances pursuant to the Stock Plan.

Issuances outside the Stock Option Plan
During the three months ended March 31, 2007 the Company issued 335,000 shares of its unregistered common stock to two consultants for services rendered valued at $105,400.

NOTE 12 - Major Supplier

McKesson Corporation is the Company’s main pharmaceutical and durable medical equipment supplier, supplying more than 80% of the pharmaceuticals sold through the Company’s pharmacy.

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

On May 1, 2006, Intrepid Systems, Inc., a wholly-owned subsidiary of the Company, entered into software license with VMRx relating to specialized clinical management software to be utilized by the Company’s Healthy Access, Inc. subsidiary. The purchase price for the software license was $64,000 and was negotiated solely by Toney Means, President of Intrepid Systems, Inc. without the involvement of Mr. Stone. Management believes the cost of the license from VMRx is consistent with industry pricing for similar software licenses.

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

In addition to our pharmacy operations, during 2006 the Company formed My Healthy Access, Inc. (“MHA”) to open and operate retail healthcare clinics in urban communities with predominantly uninsured, or underinsured, residents. These clinics provide immediate health care for minor modalities. The medical services are provided by licensed Nurse Practitioners with physician oversight. At March 31, 2007 the Company had six My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston Metro area.

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

Results of Operations, Three Months Ended March 31, 2007 versus March 31, 2006
Our revenues for the three months ended March 31, 2007 were $404,000 and costs of sales relating to these revenues were $211,000, versus revenues of $79,000 and cost of sales relating to those revenues of $67,000 for the three months ended March 31, 2006. The increase in revenue and costs of good sold is primarily due to the continued expansion of our pharmacy business.

Our operating expenses and net loss for the three months ended March 31, 2007 totaled $1,485,000 and $1,475,000 respectively, versus $1,320,000 and $1,451,000 for the three months ended March 31, 2006. Our operating expenses for the three month periods ending March 31, 2007 and 2006 consisted primarily of payroll, labor, and consulting expenses of $1,097,000 and $1,179,000 respectively as well as general and administrative expenses of $388,000 and $142,000 respectively.

In addition to our operating expenses, during the three months ended March 31, 2007 and 2006 we recognized interest expense of $63,000 and $19,000 respectively as well as a loss on issuance of common stock of $119,000 and $124,000 respectively.

During the three months ended March 31, 2007, we converted certain Third Party Advances totaling approximately $323,000 into 1,465,000 shares of our common stock with a fair value of approximately $441,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $118,000 loss on issuance of common stock.

Liquidity and Capital Resources
As of March 31, 2007 our current assets were $202,000 and current liabilities were $3,363,000, which caused a working capital deficiency of approximately $3,161,000.

Additionally, the Company has certain commitments which affect its liquidity and capital resources. A more complete discussion of the Company’s commitments can be found in Note 9 to the accompanying interim financial statements.

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

Critical Accounting Policies
Our accounting policies are integral to understanding the results reported.  Critical accounting policies are those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

We recorded only $859,000 in revenues since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since the inception of our operations, as currently constituted, through March 31, 2007, we have recorded only $859,000 in revenues. As a result, we will need to significantly increase the revenues we receive from sales of our services in order to achieve profitability. Since the inception of our operations, as currently constituted, we have incurred substantial losses in funding the growth of our organizational resources and other activities. As of March 31, 2007, we had an accumulated deficit of $8.7 million.

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

In order to better market our services and implement our existing agreements, we are collaborating with companies and organizations such as McKesson, Wal-Mart, the National Black Chamber of Commerce and VipMedRx. The failure to maintain these relationships or to produce the anticipated results under the current agreements with any of these parties could have a material adverse impact on our business, financial condition and results of operations. For instance, we are counting on McKesson and Wal-Mart to assist us in bidding on large governmental and commercial contracts as they come up for renewal, and if either McKesson or Wal-Mart choose not to assist us in these efforts, our ability to bid on and win such contracts will be severely impaired.

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

Our management, directors and principal stockholders beneficially own, in total, approximately 23% of our outstanding Common Stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended March 31, 2007, we converted certain Third Party Advances totaling approximately $323,000 into 1,465,000 shares of our common stock with a fair value of approximately $441,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $118,000 loss on issuance of common stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit No.	Description
	31.1	Section 302 Certification - Maurice Stone
	31.2	Section 302 Certification - Toney E. Means
	32.1	Section 906 Certification - Maurice Stone
	32.2	Section 906 Certification - Toney E. Means

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrepid Holdings, Inc.

By: /s/ Maurice R Stone
Maurice R Stone
Chairman & CEO
(Principal Executive Officer and
Principal Accounting Officer)

By: /s/ Toney E. Means
Toney E. Means
President

Date: May 14, 2007