Form 10QSB
period 2007-06-30
Intrepid Holdings, Inc.
filed 2007-08-20
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☑ No ☐

There were 62,023,830 shares of the registrant’s common stock issued and outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format:
Yes ☐  No ☑

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of June 30, 2007	F-1 – F-2

Consolidated Statements of Operations
for the three months ended June 30, 2007 and 2006, and	F-3
for the six months ended June 30, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Deficit
for the six months ended June 30, 2007 and 2006	F-4

Consolidated Statements of Cash Flows
for the six months ended June 30, 2007 and 2006	F-5 – F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F7 – 14

ITEM 2 – MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15 – 19

ITEM 3 – CONTROLS AND PROCEDURES	20

PART 2 – OTHER INFORMATION

ITEM 1A – RISK FACTORS	21 - 26

ITEM 2 – CHANGES IN SECURITIES	27

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	28

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

June 30, 2007

CURRENT ASSETS
Accounts receivable, less allowance for doubtful	$36,216
accounts of $15,422
Inventory	33,997
Total Current Assets	70,213

OFFICE EQUIPMENT AND FURNISHINGS, Net	452,476

OTHER ASSETS
Intangible Property - Licenses	114,000
Deposits	12,557
Total Other Assets	126,557

TOTAL ASSETS	$649,246

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIT

June 30, 2007

CURRENT LIABILITIES
Bank OverDraft	$14,759
Accounts Payable	1,183,998
Other Current Liabilities	171,352
Notes Payable to Stockholders	2,281,629
Advances From Third Parties	20,750
Total Current Liabilities	3,672,488

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1 million shares
authorized; no shares issued and outstanding	-
Common Stock, $.001 par value, 100 million shares
authorized; 60,163,630 shares issued and outstanding	60,163
Additional paid-in capital	7,133,670
Accumulated Deficit	(10,217,075)

TOTAL STOCKHOLDERS' DEFICIT	(3,023,242)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$649,246

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES	$209,693	$159,440	$613,718	$238,736

COST OF REVENUES	196,374	137,383	407,750	204,197

GROSS PROFIT	13,319	22,057	205,968	34,539

EXPENSES
Payroll, contract labor & consultants	889,740	512,508	1,987,214	1,691,082
Selling, general and administrative expenses	193,309	181,805	581,082	323,421

OPERATING LOSS	(1,069,730)	(672,256)	(2,362,328)	(1,979,964)

Interest expense	(349,802)	(1,262)	(413,102)	(20,575)
Loss on issuance of common stock	(85,849)	(43)	(204,548)	(123,622)

NET LOSS	$(1,505,381)	$(673,561)	$(2,979,978)	$(2,124,161)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.03)	$(0.01)	$(0.05)	$(0.05)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	56,640,000	45,810,000	54,580,000	43,050,000

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCE -- December 31, 2006	51,328,175	$51,328	$5,570,107	$(7,237,097)	$(1,615,662)

Common Stock Issued for Consulting Services	335,000	335	105,065	--	105,400
Common Stock Issued Upon Conversion of Advances	1,465,000	1,465	321,035	--	322,500
Loss on Issuance of Common Stock	--	--	118,699	--	118,699
Common Stock Issued for Consulting Services	40,000	40	7,160	--	7,200
Common Stock Issued Upon Conversion of Advances	4,745,455	4,745	643,005	--	647,750
Common Stock Issued in Lieu of Interest Due	2,250,000	2,250	282,750		285,000
Loss on Issuance of Common Stock	--	--	85,849	--	85,849
Net loss	--	--	--	(2,979,978)	(2,979,978)
					.
BALANCE -- June 30, 2007	60,163,630	$60,163	$7,133,670	$(10,217,075)	$(3,023,242)

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2007	June 30, 2006
Net Loss	$(2,979,978)	$(2,124,161)

Adjustments to reconcile net loss to net
cash used in operating activities:
Interest Imputed on Non-Interest Bearing Notes Payable	-	15,060
Interest Accrued on Notes Payable	413,102	-
Interest Converted to Common Stock	285,000	2,974
Depreciation and Amortization	77,084	9,913
Loss on Issuance of Common Stock	204,548	123,622
Stock Issued for Consulting Services	112,600	743,958
Compensatory Element of Stock Issuance	-	577,137
Stock Issued for Conversion of Current Liabilities	-	141,201
Bad Debt Expense	7,900	16,511
Changes in operating assets and liabilities:
Accounts Receivable	(3,231)	(55,357)
Inventories	(4,814)	(15,652)
Deposits	-	(75)
Prepaid Expenses	1,353	9,211
Accounts Payable	563,588	79,760
Other Current Liabilities	120,210	(55,940)

NET CASH USED IN OPERATING ACTIVITIES	$(1,202,638)	$(531,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment	(222,259)	(38,980)
Purchase of Intangible Assets	-	(64,000)
NET CASH USED IN INVESTING ACTIVITIES	$(222,259)	$(102,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Bank Overdraft	14,759	-
Exercise of Stock Options	-	371,425
Proceeds from Third Party Advances	614,000	109,973
Note Proceeds from Stockholders	793,527	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,422,286	$781,398

NET INCREASE/(DECREASE) IN CASH	(2,611)	146,580

CASH– Beginning	2,611	31,784

CASH– Ending	$-	$178,364

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash paid for:
Interest	$-	$1,262
Income Taxes	$-	$-
Non-cash investing and financing activities:
Notes Payable and Advances Converted to Common Stock	$970,250	$10,891,316
Common Stock Issued for Acquisition of Assets	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – Basis of Presentation

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

In the opinion of Intrepid’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid’s financial position as of June 30, 2007 and the result of operations and cash flows for the six months ended June 30, 2007 have been included.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2007.

NOTE 2 – Description of Company

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

My Healthy Access, Inc. (MHA) a Delaware corporation, was formed on March 6, 2006 as a wholly owned subsidiary of the Company.  My Healthy Access develops and operates walk-in minor medical clinics in established retail operations.  At June 30, 2007 the Company had seven My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston and Baltimore Metro areas.

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

NOTE 3 – Management Plans and Going Concern

The Company sustained a substantial operating loss of approximately $2,980,000 during the six months ended June 30, 2007, and as of June 30, 2007, had an accumulated deficit of $10,217,000.  In addition, the Company had negative cash flows from operations of approximately $1,203,000 during the six months ended June 30, 2007.

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

NOTE 4 – Summary of Significant Accounting Policies

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS – The Company considers all short-term investments having maturities of three months or less at the date of purchase to be cash equivalents.

INVENTORY – Inventory consisting primarily of merchandise held for resale is stated at the lower of cost, determined on a first in, first out basis, or market.

OFFICE EQUIPMENT AND FURNISHINGS – Office equipment and furnishings are stated at cost.  Depreciation is provided over the estimated useful lives of three to seven years using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is included in the statement of operations.

INTANGIBLE ASSETS – Intangible assets consist of various licenses deemed to have indefinite useful lives to operate pharmacies and to be able to sell controlled substances within those pharmacies.  The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” for intangible assets. Under this standard, intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually or when events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying value.  Significant estimates used in the impairment valuation include estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

CONCENTRATION OF CREDIT RISK – Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country.  The Company provides allowances for potential credit losses when necessary.  There is a $15,422 allowance for doubtful accounts at June 30, 2007.

LONG-LIVED ASSETS – The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  The Company does not believe that any long-lived assets are impaired at June 30, 2007, based on the estimated future cash flows of the Company.

INCOME TAXES – Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

LOSS PER SHARE – Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  As of June 30, 2007 the Company did not have any common equivalent shares that would be considered dilutive.

REVENUE RECOGNITION – The Company’s Rx Fulfillment Services, Inc. subsidiary, in general, collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs.  Revenue is fully recognized by the Company when the product has been accepted by the customer.

The Company’s My Healthy Access, Inc. subsidiary collects direct payments for services from its customers at the time of service or collects a co-payment at the time of service and bills the remaining amount to either an approved private insurance agency or through one of several governmentally subsidized programs.  Revenue is fully recognized by the Company when the service has been provided.

STOCK BASED COMPENSATION – Statement of Financial Accounting Standards 123(R), “Share-Based Payment”, (SFAS 123(R)) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's consolidated statements of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006.  In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

NOTE 5 – Office Equipment and Furnishings

Office equipment and furnishings consist of the following at June 30, 2007:

	Est. Life Years	Acquisition Value	Accumulated Depreciation	Net Value

Computers	3	$34,883	$(8,643)	$26,240
Office Equipment	5	100,957	(17,210)	83,747
Furnishings & Fixtures	5	137,784	(24,789)	112,995
Leasehold Improvements	3-7	276,104	(46,610)	229,494

Total		$549,728	$(97,252)	$452,476

NOTE 6 – Other Current Liabilities

Other current liabilities at June 30, 2007 consist of the following:

Deferred Rent Payable	$39,117
Accrued Payroll	119,749
Other	12,486
Total	$171,352

NOTE 7 – Advances from Third Parties

As of June 30, 2007 the Company had received net, non-interest bearing advances from certain third parties totaling $20,750.  These advances are not collateralized and are due on demand.

During the six months ended June 30, 2007, the Company converted certain Third Party Advances totaling $970,250 into 6,210,455 shares of its common stock with a fair value of $1,174,798 based on the quoted market price of its common stock on the respective dates of conversion, which resulted in a $204,548 loss on issuance of common stock.

NOTE 8 – Notes Payable to Stockholders

Notes Payable to Stockholders consists of the following at June 30, 2007:

					Outstanding
			Interest	Maturity	Balance
Maker	Relationship	Date	Rate	Date	6/30/2007
Maurice Stone	Chairman	Various	(1)	(2)	$ 28,100
Monice Hagler-Tate	Director	4/1/2007	10.00%	9/16/2007	2,050
James Shelton	Director	Various	10.00%	9/16/2007	222,959
Theodis Ware	Officer	4/1/2007	10.00%	9/16/2007	10,249
Theodis Ware	Officer	6/1/2007	10.00%	9/16/2007	30,247
Dr. Richard Bono	Shareholder	1/19/2007	10.00%	9/16/2007	81,217
SC Consulting, Inc.	Shareholder	3/16/2007	10.00%	9/16/2007	257,285
Kathleen Delaney	Shareholder	4/1/2007	10.00%	9/16/2007	10,249
Edith Premazon	Shareholder	4/24/2007	8.33%	9/16/2007	1,532,536
Galleria Securities	Shareholder	6/4/2007	10.00%	9/16/2007	62,510
Iridium Capital, Ltd.	Shareholder	Various	10.00%	9/16/2007	44,227
TOTALS					$ 2,281,629

(1) Note bears no stated interest; however, interest is imputed based on a rate of 8%
(2) Notes are uncollateralized and do not contain a specified maturity date. They are fully callable by the maker.

NOTE 9 – Commitments

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary.  As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. “Butch” Woolfolk.  In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC.  As of June 30, 2007 no such bonuses have been paid or accrued.

NOTE 10 – Stockholders’ Equity

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

During the six months ended June 30, 2007 there we no stock issuances pursuant to the Stock Plan.

Issuances outside the Stock Option Plan
During the six months ended June 30, 2007 the Company issued 375,000 shares of its unregistered common stock to two consultants for services rendered valued at $112,600.

NOTE 12 – Major Supplier

McKesson Corporation is the Company’s main pharmaceutical and durable medical equipment supplier, supplying more than 80% of the pharmaceuticals sold through the Company’s pharmacy.

NOTE 13 – Related Party Transactions

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

In addition to our pharmacy operations, during 2006 the Company formed My Healthy Access, Inc. (“MHA”) to open and operate retail healthcare clinics in urban communities with predominantly uninsured, or underinsured, residents.  These clinics provide immediate health care for minor modalities.  The medical services are provided by licensed Nurse Practitioners with physician oversight.  At June 30, 2007 the Company had seven My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston and Baltimore Metro areas.

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

Results of Operations, Three Months Ended June 30, 2007 versus June 30, 2006
Our revenues for the three months ended June 30, 2007 were $210,000 and costs of sales relating to these revenues were $196,000, versus revenues of $159,000 and cost of sales relating to those revenues of $137,000 for the three months ended June 30, 2006.  The increase in revenue and costs of good sold is primarily due to the opening of additional locations of our retail clinic business.

Our operating expenses and net loss for the three months ended June 30, 2007 totaled $1,083,000 and $1,505,000 respectively, versus $694,000 and $674,000 for the three months ended June 30, 2007.  Our operating expenses for the three month periods ending June 30, 2007 and 2006 consisted primarily of payroll, labor, and consulting expenses of $890,000 and $513,000 respectively as well as general and administrative expenses of $193,000 and $182,000 respectively.

In addition to our operating expenses, during the three months ended June 30, 2007 and 2006 we recognized interest expense of $350,000 and $1,300 respectively as well as a loss on issuance of common stock of $86,000 and $43 respectively.

During the three months ended June 30, 2007, we converted certain Third Party Advances totaling approximately $648,000 into 4,745,000 shares of our common stock with a fair value of approximately $734,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $86,000 loss on issuance of common stock.

Results of Operations, Six Months Ended June 30, 2007 versus June 30, 2006
Our revenues for the six months ended June 30, 2007 were $614,000 and costs of sales relating to these revenues were $408,000, versus revenues of $239,000 and cost of sales relating to those revenues of $204,000 for the six months ended June 30, 2006.  The increase in revenue and costs of good sold is primarily due to the opening of additional locations of our retail clinic business.

Our operating expenses and net loss for the six months ended June 30, 2007 totaled $2,568,000 and $2,980,000 respectively, versus $2,015,000 and $2,124,000 for the six months ended June 30, 2007.  Our operating expenses for the six month periods ending June 30, 2007 and 2006 consisted primarily of payroll, labor, and consulting expenses of $1,987,000 and $1,691,000 respectively as well as general and administrative expenses of $581,000 and $323,000 respectively.

In addition to our operating expenses, during the six months ended June 30, 2007 and 2006 we recognized interest expense of $413,000 and $21,000 respectively as well as a loss on issuance of common stock of $205,000 and $124,000 respectively.

During the six months ended June 30, 2007, we converted certain Third Party Advances totaling approximately $970,000 into 6,210,000 shares of our common stock with a fair value of approximately $1,175,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $205,000 loss on issuance of common stock.

Liquidity and Capital Resources
As of June 30, 2007 our current assets were $70,000 and current liabilities were $3,672,000, which caused a working capital deficiency of approximately $3,602,000.

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

Our relevant critical accounting policies are as follows:

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

REVENUE RECOGNITION – The Company’s Rx Fulfillment Services, Inc. subsidiary, in general, collects a co-payment at the time of delivery and bills the remaining amount to either a private insurance agency or through one of several governmentally subsidized programs.  Revenue is fully recognized by the Company when the product has been accepted by the customer.

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

Changes in Internal Controls over Financial Reporting
During the six months ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

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

We recorded only $1,066,000 in revenues since our inception, we have a large accumulated deficit, we expect future losses and we may not achieve or maintain profitability.

Since the inception of our operations, as currently constituted, through June 30, 2007, we have recorded only $1,066,000 in revenues. As a result, we will need to significantly increase the revenues we receive from sales of our services in order to achieve profitability.  Since the inception of our operations, as currently constituted, we have incurred substantial losses in funding the growth of our organizational resources and other activities. As of June 30, 2007, we had an accumulated deficit of $10.2 million.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During  the three months ended June 30, 2007, we completed the following transactions  in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended June 30, 2007, we converted certain Third Party Advances totaling approximately $648,000 into 4,745,000 shares of our common stock with a fair value of approximately $734,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $86,000 loss on issuance of common stock.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit No.	Description
31.1	Section 302 Certification – Maurice Stone
31.2	Section 302 Certification – Toney E. Means
32.1	Section 906 Certification – Maurice Stone
32.2	Section 906 Certification – Toney E. Means

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

Date:  August 20, 2007