Form 10QSB
period 2007-09-30
Intrepid Holdings, Inc.
filed 2007-12-06
CIK 1125856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑  No ☐

There were 69,173,489 shares of the registrant’s common stock issued and outstanding as of December 4, 2007.

Transitional Small Business Disclosure Format:
Yes ☐  No ☑

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of September 30, 2007	F-1 – F-2

Consolidated Statements of Operations
for the three months ended September 30, 2007 and 2006, and	F-3
for the nine months ended September 30, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Deficit
for the nine months ended September 30, 2007 and 2006	F-4

Consolidated Statements of Cash Flows
for the nine months ended September 30, 2007 and 2006	F-5 – F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F7 – 15

ITEM 2 – MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16 – 20

ITEM 3 – CONTROLS AND PROCEDURES	21

PART 2 – OTHER INFORMATION

ITEM 1A – RISK FACTORS	22 - 27

ITEM 2 – CHANGES IN SECURITIES	28

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8K	28

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

September 30, 2007

CURRENT ASSETS
Accounts receivable, less allowance for doubtful	$22,818
accounts of $21,422
Inventory	25,063
Total Current Assets	47,881

OFFICE EQUIPMENT AND FURNISHINGS, Net	415,084

OTHER ASSETS
Intangible Property - Licenses	114,000
Deposits	12,557
Total Other Assets	126,557

TOTAL ASSETS	$589,522

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' DEFICIT

September 30, 2007

CURRENT LIABILITIES
Bank OverDraft	$62,100
Accounts Payable	1,285,812
Other Current Liabilities	424,113
Notes Payable to Stockholders	2,689,685
Advances From Third Parties	99,250
Total Current Liabilities	4,560,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1 million shares
authorized; no shares issued and outstanding	-
Common Stock, $.001 par value, 100 million shares
authorized; 62,998,289 shares issued and outstanding	62,998
Additional paid-in capital	7,328,925
Accumulated Deficit	(11,363,361)

TOTAL STOCKHOLDERS' DEFICIT	(3,971,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$589,522

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUES	$137,592	$176,781	$751,311	$415,516

COST OF REVENUES	92,775	152,857	500,525	357,054

GROSS PROFIT	44,817	23,924	250,786	58,462

EXPENSES
Payroll, contract labor & consultants	850,840	605,617	2,838,054	2,296,700
Selling, general and administrative expenses	252,009	218,346	833,092	541,720

OPERATING LOSS	(1,058,032)	(800,039)	(3,420,360)	(2,779,958)

Interest expense	(57,054)	(9,028)	(470,156)	(29,603)
Loss on issuance of common stock	(31,200)	(49,232)	(235,748)	(172,854)

NET LOSS	$(1,146,286)	$(858,299)	$(4,126,264)	$(2,982,415)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	62,380,000	47,300,000	57,210,000	44,490,000

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCE -- December 31, 2006	51,328,175	$51,328	$5,570,107	$(7,237,097)	$(1,615,662)

Common Stock Issued for Consulting Services	335,000	335	105,065	--	105,400
Common Stock Issued Upon Conversion of Advances	1,465,000	1,465	321,035	--	322,500
Loss on Issuance of Common Stock	--	--	118,699	--	118,699
Common Stock Issued for Consulting Services	40,000	40	7,160	--	7,200
Common Stock Issued Upon Conversion of Advances	4,745,455	4,745	643,005	--	647,750
Common Stock Issued in Lieu of Interest Due	2,250,000	2,250	282,750	--	285,000
Loss on Issuance of Common Stock	--	--	85,849	--	85,849
Common Stock Issued for Consulting Services	894,659	895	65,485	--	66,380
Common Stock Issued for Compensation	140,000	140	10,220	--	10,360
Common Stock Issued for Cash	1,800,000	1,800	88,200	--	90,000
Contributed Capital	--	--	150	--	150
Loss on Issuance of Common Stock	--	--	31,200	--	31,200
Net loss	--	--	--	(4,126,264)	(4,126,264)
					.
BALANCE -- September 30, 2007	62,998,289	$62,998	$7,328,925	$(11,363,361)	$(3,971,438)

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2007	September 30, 2006
Net Loss	$(4,126,264)	$(2,982,415)

Adjustments to reconcile net loss to net
cash used in operating activities:
Interest Imputed on Non-Interest Bearing Notes Payable	-	15,060
Contributed Capital	150	-
Interest Accrued on Notes Payable	470,156	-
Interest Converted to Common Stock	285,000	2,974
Depreciation and Amortization	114,476	15,080
Loss on Issuance of Common Stock	235,748	172,854
Stock Issued for Consulting Services	178,980	952,568
Compensatory Element of Stock Issuance	10,360	594,667
Stock Issued for Conversion of Current Liabilities	-	141,201
Bad Debt Expense	14,550	16,511
Changes in operating assets and liabilities:
Accounts Receivable	3,517	(55,457)
Inventories	4,120	(20,500)
Deposits	-	(75)
Prepaid Expenses	1,353	15,511
Accounts Payable	665,402	217,160
Other Current Liabilities	372,971	(55,817)

NET CASH USED IN OPERATING ACTIVITIES	$(1,769,481)	$(970,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment	(222,259)	(68,731)
Purchase of Intangible Assets	-	(64,000)
NET CASH USED IN INVESTING ACTIVITIES	$(222,259)	$(132,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Bank Overdraft	62,100	-
Common Stock Issued for Cash	90,000	162,975
Exercise of Stock Options	-	371,425
Proceeds from Third Party Advances	692,500	244,973
Note Proceeds from Stockholders	1,144,529	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,989,129	$1,079,373

NET INCREASE/(DECREASE) IN CASH	(2,611)	(24,036)

CASH– Beginning	2,611	31,784

CASH– Ending	$-	$7,748

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash paid for:
Interest	$-	$8,762
Income Taxes	$-	$-
Non-cash investing and financing activities:
Notes Payable and Advances Converted to Common Stock	$970,250	$1,081,316
Common Stock Issued for Acquisition of Assets	$-	$-

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

In the opinion of Intrepid’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly Intrepid’s financial position as of September 30, 2007 and the result of operations and cash flows for the nine months ended September 30, 2007 have been included.

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2007.

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

My Healthy Access, Inc. (MHA) a Delaware corporation, was formed on March 6, 2006 as a wholly owned subsidiary of the Company.  My Healthy Access develops and operates walk-in minor medical clinics in established retail operations.  At September 30, 2007 the Company had seven My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston and Baltimore Metro areas.

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

NOTE 3 – Management Plans and Going Concern

The Company sustained a substantial operating loss of approximately $3,420,000 during the nine months ended September 30, 2007, and as of September 30, 2007, had an accumulated deficit of $11,363,000.  In addition, the Company had negative cash flows from operations of approximately $1,769,000 during the nine months ended September 30, 2007.  As of September 30, 2007 the Company was in default under the terms of various note agreements representing approximately $2,500,000.  The Company is currently in discussion with these note holders and anticipates that extension agreements will be reached.

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

In addition, as discussed in Note 14, subsequent to quarter end, the Company has undergone a corporate restructuring which will significantly impact its current business plan.  At this time the Company is evaluating new business opportunities. There can be no guarantee that the the Company’s new business plan will be implemented successfully or that the Company will be able to raise the additional funds necessary to do so.

In the near term, management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations.  There is no assurance, however, that these shareholders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s new business plan and focus will provide opportunities for significant profit to the Company which will be used to finance future growth.  The Company is in discussions with a group of accredited investors to provide long-term financing for the Company’s new business plan.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

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

Accounts receivable generally arise from sales of inventory and services to various individuals and companies throughout the country.  The Company provides allowances for potential credit losses when necessary.  There is a $21,422 allowance for doubtful accounts at September 30, 2007.

LONG-LIVED ASSETS – The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  The Company does not believe that any long-lived assets are impaired at September 30, 2007, based on the estimated future cash flows of the Company.

INCOME TAXES – Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

LOSS PER SHARE – Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  As of September 30, 2007 the Company did not have any common equivalent shares that would be considered dilutive.

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

NOTE 5 – Office Equipment and Furnishings

Office equipment and furnishings consist of the following at September 30, 2007:

	Est. Life Years	Acquisition Value	Accumulated Depreciation	Net Value

Computers	3	$34,883	$(11,550)	$23,333
Office Equipment	5	100,957	(22,409)	78,548
Furnishings & Fixtures	5	137,784	(31,678)	106,106
Leasehold Improvements	3-7	276,104	(69,007)	207,097

Total		$549,728	$(134,644)	$415,084

NOTE 6 – Other Current Liabilities

Other current liabilities at September 30, 2007 consist of the following:

Deferred Rent Payable	$39,117
Delinquent Payroll Taxes	381,910
Other	3,086
Total	$424,113

NOTE 7 – Advances from Third Parties

As of September 30, 2007 the Company had received net, non-interest bearing advances from certain third parties totaling $99,250.  These advances are not collateralized and are due on demand.

During the nine months ended September 30, 2007, the Company converted certain Third Party Advances totaling $970,250 into 6,210,455 shares of its common stock with a fair value of $1,174,798 based on the quoted market price of its common stock on the respective dates of conversion, which resulted in a $204,548 loss on issuance of common stock.

NOTE 8 – Notes Payable to Stockholders

Notes Payable to Stockholders consists of the following at September 30, 2007:

			Interest	Maturity	Balance	Balance
Maker	Relationship	Date	Rate	Date	7/1/2007	9/30/2007
Maurice Stone	Chairman	Various	(1)	(2)	$28,100	$28,100
Monice Hagler-Tate	Director	Various	10.00%	9/16/2007(3)	2,050	7,198
James Shelton	Director	Various	10.00%	9/16/2007(3)	222,959	243,727
Theodis Ware	Officer	4/1/2007	10.00%	9/16/2007(3)	10,249	10,505
Theodis Ware	Officer	6/1/2007	10.00%	9/16/2007(3)	30,247	31,001
Calex. LLC	Shareholder	9/30/2007	10.00%	(2)	-	70,000
Cornell Shelton	Shareholder	7/3/2007	10.00%	9/16/2007(3)	-	35,844
Dr. Richard Bono	Shareholder	1/19/2007	10.00%	9/16/2007(3)	81,217	83,242
SC Consulting, Inc.	Shareholder	3/16/2007	10.00%	9/16/2007(3)	257,285	263,700
Kathleen Delaney	Shareholder	4/1/2007	10.00%	9/16/2007(3)	10,249	10,505
Edith Premazon	Shareholder	Various	8.33%	9/16/2007(3)	1,532,536	1,696,466
Galleria Securities	Shareholder	6/4/2007	10.00%	9/16/2007(3)	62,510	64,068
Iridium Capital, Ltd.	Shareholder	Various	10.00%	9/16/2007(3)	44,227	45,330
TOTALS					$2,281,629	$2,689,685

(1) Note bears no stated interest; however, interest is imputed based on a rate of 8%
(2) Notes are uncollateralized and do not contain a maturity date. They are fully callable by the maker.
(3) While the Company is currently in default under the terms of note agreement, management is hopeful that terms for an extension can and will be reached with the note holder.

NOTE 9 – Commitments

On February 14, 2006 the Company formed Community Allied Development Corporation, (CADC) a Texas corporation, as a wholly-owned subsidiary.  As part of this transaction the Company agreed to pay $5,000 per month to the President of CADC, H. “Butch” Woolfolk.  In addition, Mr. Woolfolk will be granted discretionary bonuses based upon the performance of CADC.  As of September 30, 2007 no such bonuses have been paid or accrued.  Effective as of July 1, 2007 Mr. Woolfolk was no longer working as a full-time employee of CADC.

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

During the nine months ended September 30, 2007 there we no stock issuances pursuant to the Stock Plan.

Issuances outside the Stock Option Plan
During the nine months ended September 30, 2007 the Company issued 1,270,000 shares of its unregistered common stock to several consultants for services rendered valued at $179,000 based on the quoted market price of our common stock on the respective dates of issuance..

Additionally, during the nine months ended September 30, 2007 the Company issued 140,000 shares of its unregistered common stock to several employees for bonuses and incentives valued at $10.360 based on the quoted market price of our common stock on the respective dates of issuance.

During the nine months ended September 30, 2007, we converted certain Third Party Advances and sold stock for cash totaling approximately $1,060,000 into 6,210,000 shares of our common stock with a fair value of approximately $1,296,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $236,000 loss on issuance of common stock.

NOTE 12 – Major Supplier

McKesson Corporation is the Company’s main pharmaceutical and durable medical equipment supplier, supplying more than 80% of the pharmaceuticals sold through the Company’s pharmacy.

NOTE 13 – Related Party Transactions

On April 27, 2005, the Company elected Maurice Stone as CEO and Chairman of the Board and Dr. Ernest Carter to the Board of Directors.  Mr. Stone & Dr. Carter are the sole shareholders of VMRx, a software services provider whose contract was acquired in the RxFS acquisition.  Under this contract, VMRx will provide marketing services and software to doctors and other medical professionals, including proprietary e-prescription software. The contract makes RxFS the exclusive pharmacy fulfillment service for VMRx clients. As part of the contract VMRx shall receive a 5% marketing commission on gross sales generated by RxFS from VMRx clients. As no revenue has been generated from this contract to date, no commissions have been paid or accrued.

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

NOTE 14 – Material Subsequent Events

Sale of Minority Stake in My Healthy Access, Inc.
On November 8, 2007 the Company agreed to sell 49% of the issued shares in its My Healthy Access, Inc. subsidiary to Telemedicus, Inc. of Houston, Tx.  In return for the shares in MHA the Company received cash and equivalents equaling $130,000.  Telemedicus will provide management for the day to day operation of the MHA clinics, and provide financing for continuing operations.

Management Change
On November 13, 2007, Maurice Stone resigned as the Company's Chairman and CEO and Toney Means resigned as the Company's President.  The Company's Board of Directors chose to elect Eddie Austin, Jr. as Chairman and CEO.  Immediately thereafter, Maurice Stone, Toney Means, James Shelton, and Monice Hagler-Tate all resigned from the Company's Board of Directors.  At this time Mr. Austin is the sole Officer and Director of the Company.

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

In addition to our pharmacy operations, during 2006 the Company formed My Healthy Access, Inc. (“MHA”) to open and operate retail healthcare clinics in urban communities with predominantly uninsured, or underinsured, residents.  These clinics provide immediate health care for minor modalities.  The medical services are provided by licensed Nurse Practitioners with physician oversight.  At September 30, 2007 the Company had seven My Healthy Access clinics open inside Wal-Mart SuperCenters in the Houston and Baltimore Metro areas.

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

Results of Operations, Three Months Ended September 30, 2007 versus September 30, 2006
Our revenues for the three months ended September 30, 2007 were $138,000 and costs of sales relating to these revenues were $93,000, versus revenues of $177,000 and cost of sales relating to those revenues of $153,000 for the three months ended September 30, 2006.  The increase in revenue and costs of good sold is primarily due to the opening of additional locations of our retail clinic business.

Our operating expenses and net loss for the three months ended September 30, 2007 totaled $1,101,000 and $1,146,000 respectively, versus $824,000 and $858,000 for the three months ended September 30, 2006.  Our operating expenses for the three month periods ending September 30, 2007 and 2006 consisted primarily of payroll, labor, and consulting expenses of $851,000 and $606,000 respectively as well as general and administrative expenses of $252,000 and $218,000 respectively.

In addition to our operating expenses, during the three months ended September 30, 2007 and 2006 we recognized interest expense of $57,000 and $9,000 respectively as well as a loss on issuance of common stock of $31,000 and $49,000 respectively.

Results of Operations, Nine months ended September 30, 2007 versus September 30, 2006
Our revenues for the nine months ended September 30, 2007 were $751,000 and costs of sales relating to these revenues were $501,000, versus revenues of $416,000 and cost of sales relating to those revenues of $357,000 for the nine months ended September 30, 2006.  The increase in revenue and costs of good sold is primarily due to the opening of additional locations of our retail clinic business.

Our operating expenses and net loss for the nine months ended September 30, 2007totaled $3,671,000 and $4,126,000 respectively, versus $2,838,000 and $2,982,000 for the nine months ended September 30, 2006.  Our operating expenses for the nine month periods ending September 30, 2007 and 2006 consisted primarily of payroll, labor, and consulting expenses of $2,838,000 and $2,297,000 respectively as well as general and administrative expenses of $833,000 and $542,000 respectively.

In addition to our operating expenses, during the nine months ended September 30, 2007 and 2006 we recognized interest expense of $470,000 and $29,000 respectively as well as a loss on issuance of common stock of $236,000 and $173,000 respectively.

During the nine months ended September 30, 2007, we converted certain Third Party Advances and sold stock for cash totaling approximately $1,060,000 into 6,210,000 shares of our common stock with a fair value of approximately $1,296,000 based on the quoted market price of our common stock on the respective dates of conversion, which resulted in a $236,000 loss on issuance of common stock.

Liquidity and Capital Resources
As of September 30, 2007 our current assets were $48,000 and current liabilities were $4,561,000, which caused a working capital deficiency of approximately $4,513,000.
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

ITEM 3. CONTROLS AND PROCEDURES

Eddie Austin, Jr., our Chief Executive Officer and acting Chief Financial Officer, has evaluated our disclosure controls and procedures, and has concluded that our controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Changes in Internal Controls over Financial Reporting
During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Since the inception of our operations, as currently constituted, through September 30, 2007, we have recorded only $1,204,000 in revenues. As a result, we will need to significantly increase the revenues we receive from sales of our services in order to achieve profitability.  Since the inception of our operations, as currently constituted, we have incurred substantial losses in funding the growth of our organizational resources and other activities. As of September 30, 2007, we had an accumulated deficit of $11.4 million.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During  the three months ended September 30, 2007, we completed the following transactions  in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

During the three months ended September 30, 2007, the Company sold 1,800,000 shares of its unregistered common stock at a price of $0.05 per share to a group of investors.  The Company received $90,000 in proceeds from this transaction.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
Exhibit No.	Description
31.1	Section 302 Certification – Eddie Austin, Jr.
32.1	Section 906 Certification – Eddie Austin, Jr.

 (b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrepid Holdings, Inc.

By: /s/ Eddie Austin, Jr.
Eddie Austin, Jr.
Chairman & CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  December 6, 2007